Form 10-Q
period 1995-06-30
AMERICAN PREMIER GROUP INC
filed 1995-08-14
CIK 933537

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the Quarterly Period Ended                           Commission File
June 30, 1995                                                 No. 1-11453



                         AMERICAN FINANCIAL GROUP, INC.


Incorporated under                                       IRS Employer I.D.
the Laws of Ohio                                         No. 31-1422526


                One East Fourth Street, Cincinnati, Ohio  45202
                                 (513) 579-6600





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes   X    No




As of August 1, 1995, there were 52,746,611 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

                      AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART I
                             FINANCIAL INFORMATION

                AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                     June 30,   December 31,
                                                        1995           1994
           Assets
Cash and short-term investments                  $   209,603    $   171,335
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $6,130,900 and $4,336,700)         5,977,292      4,629,633
    Available for sale - at market
      (amortized cost - $2,963,759 and $1,938,853) 3,079,459      1,862,653
  Other stocks - principally at market
    (cost - $132,008 and $137,106)                   206,408        208,706
  Investment in investee corporations                333,821        832,637
  Loans receivable                                   681,030        641,964
  Real estate and other investments                  203,961        154,262
                                                  10,481,971      8,329,855
Recoverables from reinsurers and prepaid
  reinsurance premiums                               891,972        902,063
Agents' balances and premiums receivable             707,233        363,156
Deferred policy acquisition costs                    336,129        231,343
Other receivables                                    272,771        197,119
Deferred tax asset                                   249,055           -
Prepaid expenses, deferred charges and other assets  374,712        179,314
Cost in excess of net assets acquired                304,250        175,866

                                                 $13,827,696    $10,550,051

                    AMERICAN FINANCIAL GROUP, INC. 10-Q
                                  PART I
                           FINANCIAL INFORMATION

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET - continued
                          (Dollars In Thousands)


                                                       June 30,   December 31,
                                                          1995           1994
           Liabilities and Capital
Unpaid losses and loss adjustment expenses         $ 4,123,030    $ 2,916,985
Unearned premiums                                    1,281,215        824,691
Annuity policyholders' funds accumulated             4,787,658      4,618,108
Long-term debt:
  Direct obligations of AFG Parent Company                -              -
  Obligations of AFG subsidiaries:
    American Financial Corporation (parent only)       355,042        490,065
    American Premier Underwriters (parent only)        438,703           -
    Great American Holding Corporation                 199,321        359,185
    American Annuity Group, Inc.                       168,093        183,242
    Other subsidiaries                                  73,739         74,255
Accounts payable, accrued expenses and other
  liabilities                                        1,119,396        579,151
Minority interest                                      294,442        105,506
                                                    12,840,639     10,151,188

AFC Mandatory Redeemable Preferred Stock (at
  redemption value)                                       -             2,880
Other AFC Preferred Stock (redemption
  value - $278,719)                                       -           168,484
AFC Common Stock without par value                        -               904

Common Stock, $1 par value
  - 200,000,000 shares authorized
  - 52,738,805 shares outstanding                       52,739           -               -
Capital surplus                                        546,006           -
Retained earnings                                      273,112        223,095
Net unrealized gain on marketable securities,
  net of deferred income taxes                         115,200          3,500

                                                   $13,827,696    $10,550,051

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF EARNINGS
                      (In Thousands, Except Per Share Data)


                                     Three months ended      Six months ended
                                          June 30,                June 30,
                                        1995        1994        1995        1994
Income:
  Property and casualty insurance
    premiums                      $  753,658  $  338,814  $1,102,791  $  651,863
  Investment income                  201,829     143,614     354,163     284,684
  Realized gains on sales of
    securities                         7,856       8,187      11,332      23,143
  Equity in net earnings (losses) of
    investee corporations             15,099      (9,472)     38,000      12,222
  Gains on sales of investee
    corporations                        -          1,683        -          1,694
  Other income                        27,488      25,178      52,836      58,045
                                   1,005,930     508,004   1,559,122   1,031,651

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment
      expenses                       578,351     226,360     821,994     457,377
    Commissions and other underwriting
      expenses                       204,384     107,721     323,995     213,389
  Benefits to annuity policyholders   64,259      60,201     128,521     119,424
  Interest charges on borrowed money  35,709      26,563      64,838      58,856
  Other operating and general
    expenses                          77,277      55,132     134,722     115,566
                                     959,980     475,977   1,474,070     964,612

Earnings before income taxes and
  extraordinary items                 45,950      32,027      85,052      67,039
Provision for income taxes            12,982       8,768      22,219      17,087

Earnings before extraordinary items   32,968      23,259      62,833      49,952

Extraordinary items, net of income
  taxes                                  532        (744)        532     (16,437)

Net Earnings                      $   33,500  $   22,515  $   63,365  $   33,515

Preferred dividend requirement          -          6,402       6,349      12,913

Net earnings available to Common
  Shares                          $   33,500  $   16,113  $   57,016  $   20,602

Earnings per Common Share:
  Before extraordinary items          $  .63      $  .60      $ 1.39      $ 1.31
  Extraordinary items                    .01        (.03)        .01        (.58)
  Net earnings                        $  .64      $  .57      $ 1.40      $  .73
Average number of Common Shares       52,714      28,324      40,586      28,324

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In Thousands)

                                                  Six months ended June 30,
                                                       1995          1994
Operating Activities:
  Net earnings                                    $  63,365      $ 33,515
  Adjustments:
   Extraordinary losses (gains) from
      retirement of debt                               (532)       16,437
   Depreciation and amortization                     18,685        15,567
   Benefits to annuity policyholders                128,521       119,424
   Equity in net earnings of investee corporations  (38,000)      (12,222)
   Changes in reserves on assets                       (670)       10,517
   Realized gains on investing activities           (11,248)      (32,281)
   Decrease (increase) in reinsurance and other
      receivables                                    65,942      (113,536)
   Increase in other assets                         (41,004)      (59,635)
   Increase in insurance claims and reserves         59,169       159,583
   Increase (decrease) in other liabilities        (109,991)          704
   Increase (decrease) in minority interest          (1,868)        2,611
   Dividends from investees                           6,964        10,502
   Other, net                                       (11,969)       (1,641)
                                                    127,364       149,545
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                     (887,074)     (980,800)
    Equity securities                                  (298)       (1,946)
    Investees and subsidiaries                      (13,400)      (23,852)
    Real estate, property and equipment             (22,706)      (14,612)
  Maturities and redemptions of fixed maturity
    investments                                     137,421       238,761
  Sales of:
    Fixed maturity investments                      666,502       504,144
    Equity securities                                13,208        69,592
    Investee and subsidiaries                          -           27,621
    Real estate, property and equipment               3,811         2,422
  Cash and short-term investments of acquired
    subsidiary                                      392,100          -
  Decrease (increase) in other investments           (3,641)       10,424
                                                    285,923      (168,246)

Financing Activities:
  Annuity receipts                                  245,111       210,630
  Annuity benefits and withdrawals                 (214,603)     (172,493)
  Additional long-term borrowings                    80,590       163,397
  Reductions of long-term debt                     (482,319)     (138,738)
  Exercise of stock options                           9,550          -
  Repurchases of capital stock                         -           (4,466)
  Cash dividends paid                               (13,348)      (16,708)
                                                   (375,019)       41,622

Net Increase in Cash and Short-term Investments      38,268        22,921

Cash and short-term investments at beginning of
  period                                            171,335       167,950

Cash and short-term investments at end of period  $ 209,603      $190,871

                     AMERICAN FINANCIAL GROUP, INC. 10-Q

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Merger American Premier Group, Inc. was formed in December 1994 for the purpose of acquiring American Financial Corporation ("AFC") and American Premier Underwriters, Inc. ("American Premier"). In mergers completed on April 3, 1995, American Premier Group issued 71.4 million shares of its Common Stock in exchange for all of the outstanding common stock of AFC and American Premier. The 18.7 million shares held by AFC and its subsidiaries are accounted for herein as retired. In June 1995, American Premier Group, Inc. changed its name to American Financial Group, Inc. ("AFG"), to better reflect its core property and casualty insurance and annuity businesses.

   For financial reporting purposes, because the former shareholders of AFC own more than 50% of AFG following the mergers, the mergers were accounted for as a reverse acquisition whereby AFC was deemed to have acquired American Premier. Financial statements for periods prior to the mergers are those of AFC. The operations of American Premier are included in AFG's financial statements from the date of acquisition.

   The valuation of American Premier's net assets was determined based on the fair market value of the AFG shares issued to shareholders other than AFC and was allocated to American Premier's assets and liabilities based on their fair values at the date of acquisition. The following pro forma data is presented as if the mergers occurred on January 1 of each year (in millions, except per share data).

                               Six months ended June 30,
                                       1995       1994
            Revenues                 $1,978     $1,858
            Earnings before
              Extraordinary Items        86         19
            Extraordinary Items           1        (16)
            Net Earnings                 87          3
            Earnings per Share       $ 1.65     $  .05

B. Accounting Policies

   Basis of Presentation The accompanying consolidated financial statements for AFG and subsidiaries are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

   Changes in ownership levels of subsidiaries and investees have resulted in certain differences in the financial statements and have affected comparability between years. Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

                     AMERICAN FINANCIAL GROUP, INC. 10-Q

   AFG's ownership of subsidiaries and significant investees with publicly traded common shares was as follows:
                                             June 30,   December 31,
                                                 1995   1994   1993
    American Annuity Group, Inc. ("AAG")          81%    80%    80%
    American Financial Enterprises, Inc. ("AFEI") 83%    83%    83%
    American Premier Underwriters, Inc.           (a)    42%    41%
    Chiquita Brands International, Inc.           45%    46%    46%
    Citicasters Inc.                              37%    37%    20%
    General Cable Corporation                      -     (b)    45%

    (a) Became a 100%-owned subsidiary on April 3, 1995.
    (b) Sold in June 1994.

   Investments Debt securities are classified as "held to maturity" and reported at amortized cost if AFG has the positive intent and ability to hold them to maturity. Debt and equity securities are classified as (i) "trading" and reported at fair value with unrealized gains and losses included in earnings if the securities are bought and held principally for selling in the near term and (ii) as "available for sale" and reported at fair value, with unrealized gains or losses reported as a separate component of shareholders' equity if the debt or equity securities are not classified as held to maturity or trading. Only in certain limited circumstances, such as significant issuer credit deterioration or if required by insurance or other regulators, may a company change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future.

   Premiums and discounts on mortgage-backed securities are amortized over their expected average lives using the interest method. Gains or losses on sales of securities are recognized at the time of disposition with the amount of gain or loss determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the carrying value of that investment is reduced.

   Short-term investments are carried at cost; loans receivable are stated primarily at the aggregate unpaid balance.

   Investment in Investee Corporations Investments in securities of 20%- to 50%-owned companies are carried at cost, adjusted for AFG's proportionate share of their undistributed earnings or losses. Investments in less than 20%-owned companies are accounted for by the equity method when, in the opinion of management, AFG can exercise significant influence over operating and financial policies of the investee.

   Cost in Excess of Net Assets Acquired The excess of cost of subsidiaries and investees (purchased subsequent to October 1970) over AFG's equity in the underlying net assets ("goodwill") is being amortized over 40 years. The excess of AFG's equity in the net assets of other subsidiaries and investees over its cost of acquiring these companies ("negative goodwill") has been allocated to AFG's basis in these companies' fixed assets, goodwill and other long-term assets and is amortized on a 10- to 40-year basis.

                     AMERICAN FINANCIAL GROUP, INC. 10-Q

   Insurance As discussed under "Reinsurance" below, unpaid losses and loss adjustment expenses and unearned premiums have not been reduced for reinsurance recoverable.

   Reinsurance In the normal course of business, AFG's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering reinsurance ceded, AFG's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsurance policies. AFG's insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. AFG's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding reinsurers.

   Deferred Policy Acquisition Costs Policy acquisition costs (principally commissions, premium taxes and other underwriting expenses) related to the production of new business are deferred. For the property and casualty companies, the deferral of acquisition costs is limited based upon their recoverability without any consideration for anticipated investment income. Deferred policy acquisition costs ("DPAC") are charged against income ratably over the term of the related policies. For the annuity company, DPAC is amortized, with interest, in relation to the present value of expected gross profits on the policies.

   Unpaid Losses and Loss Adjustment Expenses The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on the direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience and (d) estimates based on experience of expenses for investigating and adjusting claims. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Earnings in the period in which determined.

   Premium Recognition Premiums are earned over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations.

   Policyholder Dividends Dividends payable to policyholders are included in "Accounts payable, accrued expenses and other liabilities" and represent estimates of amounts payable on participating policies which share in favorable underwriting results. The estimate is accrued during the period

                     AMERICAN FINANCIAL GROUP, INC. 10-Q
   in which the related premium is earned. Changes in estimates are included in income in the period determined. Policyholder dividends do not become legal liabilities unless and until declared by the boards of directors of the insurance companies.

   Annuity Policyholders' Funds Accumulated Annuity receipts and benefit payments are generally recorded as increases or decreases in "annuity policyholders' funds accumulated" rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.

   Income Taxes AFG files consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries. Because voting rights aggregating 21% were extended to holders of AFC Series F and G Preferred Stock in connection with the mergers, AFC will continue to file a separate consolidated return. Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates.
   Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

   Benefit Plans AFG provides retirement benefits to qualified employees of participating companies. Contributions to benefit plans are charged against earnings in the year for which they are declared.

   AFC's Employee Stock Ownership Retirement Plan ("ESORP") is a noncontributory, trusteed plan which invests in securities of AFC and affiliates for the benefit of the employees of AFC and certain of its subsidiaries. American Premier provides retirement benefits, primarily through contributory and noncontributory defined contribution plans. In addition, American Premier sponsors employee savings plans under which American Premier matches a specified portion of contributions made by eligible employees.

   AFG and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFG also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees qualify for such benefits.

   In connection with the mergers, full vesting was granted to holders of units under AFC's Book Value Incentive Plan and the plan was terminated. Cash payments, which were made in April to holders of the units, were accrued at December 31, 1994.

   Debt Discount Debt discount and expenses are amortized over the lives of respective borrowings, generally on the interest method.

                     AMERICAN FINANCIAL GROUP, INC. 10-Q

   Minority Interest For balance sheet purposes, minority interest represents the interests of noncontrolling shareholders in AFG subsidiaries and includes AFC preferred stock for periods subsequent to the mergers. For income statement purposes, minority interest (included in other expenses) represents those shareholders' interest in the earnings of AFG subsidiaries and includes AFC preferred dividends following the mergers.

   Earnings Per Share Earnings per share are calculated on the basis of the weighted average number of shares of common stock outstanding during the period and the dilutive effect, if material, of assumed conversion of common stock equivalents (stock options and Career Shares). The weighted average number of shares used for periods prior to April 3, 1995, is based upon the 28.3 million shares issued in exchange for AFC common shares in the mergers discussed in Note A.

   Statement of Cash Flows   For cash flow purposes, "investing activities" are
   defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include obtaining resources from owners and providing them with a return on their investments, borrowing money and repaying amounts borrowed.
   Annuity receipts, benefits and withdrawals are also reflected as financing activities. All other activities are considered "operating". Short-term investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

C. Segments of Operations Through subsidiaries, AFG is engaged in several financial businesses, including property and casualty insurance, annuities and portfolio investing. AFG also owns significant portions of the voting equity securities of certain companies (investee corporations - see
   Note D). The following table (in thousands) shows AFG's revenues by significant business segment. Intersegment transactions are not significant.

                                                Six months ended June 30,
                                                1995                1994
      Revenues
        Property and casualty insurance:
          Underwriting                      $1,102,791        $  651,863
          Investment and other income          191,951           158,938
                                             1,294,742           810,801
        Annuities (*)                          197,656           186,590
        Other                                   28,724            22,038
                                             1,521,122         1,019,429
        Equity in net earnings
          of investee corporations              38,000            12,222
                                            $1,559,122        $1,031,651

       (*) Represents primarily investment income and realized gains.

                     AMERICAN FINANCIAL GROUP, INC. 10-Q

D. Investee Corporations Investment in investee corporations represents AFG's ownership of securities of certain companies. All of the companies named in the following table are subject to the rules and regulations of the SEC. Market value of the investments was approximately $475 million and $890 million at June 30, 1995 and December 31, 1994, respectively. AFG's investment (and common stock ownership percentage) in these investees was as follows (dollars in thousands):

                                            Investment (Ownership %)
                                            June 30,   December 31,
                                               1995           1994
  Chiquita                              $261,977 (45%) $237,015 (46%)
  Citicasters                             71,844 (37%)   69,695 (37%)
  American Premier                          (*)         525,927 (42%)
                                        $333,821       $832,637

  (*) Became a 100%-owned subsidiary on April 3, 1995.

 Chiquita is a leading international marketer, processor and producer of quality food products. Citicasters owns and operates radio and television stations.

 Summarized financial information for AFG's investees follows (in millions):

                                             Six months ended June 30,
      Chiquita                                  1995         1994(*)
      Net Sales                               $2,114      $2,063
      Operating Income                           153         152
      Income before Extraordinary Item            72          67
      Extraordinary Item                          (5)        (23)
      Net Income                                  67          44

      (*) Amounts for 1994 were reclassified by Chiquita to reflect the reconsolidation of its Meat Division.

                                             Six months ended June 30,
      Citicasters                               1995         1994
      Net Revenues                               $66        $109
      Operating Income                            16          26
      Net Earnings                                 7           3

   In the third and fourth quarters of 1994, Citicasters sold four network-affiliated television stations for $355 million in cash and a warrant to purchase common stock of the purchaser. The proceeds were used to reduce debt and repurchase shares of common stock.

                                             Quarter   Six months
                                               ended        ended
      American Premier                March 31, 1995June 30, 1994
      Revenues                                  $433        $828
      Income (Loss) from Continuing Operations    16         (39)
      Discontinued Operations                     -           (2)
      Net Earnings (Loss)                         16         (41)

   American Premier's 1994 results included a $73.5 million loss on the sale of securities of General Cable.

                      AMERICAN FINANCIAL GROUP, INC. 10-Q

E. Long-Term Debt In furtherance of the previously announced plan to use American Premier cash following the mergers to retire debt, AFC (i) repaid $187 million of borrowings under a subsidiary's bank credit agreement in April 1995 and (ii) redeemed all $185 million of its 12% and 12-1/4% Debentures in May 1995, using funds borrowed under a line of credit with American Premier. Included in Extraordinary Items is a loss of $1.7 million realized as a result of the repurchases.

   In May 1995, rating agencies downgraded American Premier's subordinated notes. As a result of the mergers and the subsequent ratings downgrade, the holders of the notes had the right (which has since expired) to require American Premier to purchase all or any portion of the notes on August 10, 1995 at par plus accrued interest (the "Put Right"). The Put Right was exercised for approximately $44 million of the notes.

   During the second quarter of 1995, American Premier repurchased
   $26 million of its 10-5/8% subordinated notes and $59.5 million of its 10-7/8% subordinated notes for an average of approximately 104% of principal amount. Included in Extraordinary Items is a gain of $3.8 million as a result of these purchases. During the third quarter, American Premier repurchased an additional $9.3 million of its 10-7/8% subordinated notes.

   At June 30, 1995, sinking fund and other scheduled principal payments on debt for the balance of 1995 and the subsequent five years were as follows (in thousands):

                   American
                    Premier      AFC
                   (Parent)  (Parent)  Subsidiaries       Total
      1995         $   -      $  -         $ 50,926    $ 50,926
      1996             -         -            2,551       2,551
      1997             -        5,620        17,766      23,386
      1998             -         -          170,228     170,228
      1999          200,000    93,895         2,313     296,208
      2000          124,000      -            8,571     132,571

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.

                     AMERICAN FINANCIAL GROUP, INC. 10-Q

F. Capital Stock  In connection with the merger discussed in Note A, AFG issued
   51.3 million shares (net of 18.7 million shares held by AFC and its subsidiaries, which are shown herein as retired) of Common Stock on April 3, 1995. In addition, approximately 1.4 million shares of AFG
   Common Stock are held by American Premier for issuance to certain creditors and other claimants pursuant to a plan of reorganization relating to American Premier's predecessor.

   AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value. At June 30, 1995, AFG had 212,698 shares of convertible preferred stock outstanding with a stated value of $469,000 (included in Capital Surplus, net of related notes receivable). There are 500,000 shares of AFG Common Stock reserved for issuance upon conversion of the Preferred Stock.

   AFG's stock option plan allows for the grant of up to 5.1 million options at a price not less than the fair market value of the underlying AFG Common Stock at the date of grant. Options granted to officers and key employees become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are generally fully exercisable upon grant. All options expire ten years after the date of grant.

G. Extraordinary Items Extraordinary items consisted of the following (in thousands):

                                                     1995        1994
     Gain (loss) on subsidiaries' prepayment of debt
       (net of minority interest of ($5) and $142) $2,124     ($7,401)
     Share of loss on investee's prepayment of debt
       (net of minority interest of $24 and $139
       and income tax benefit of $65 and $374)     (1,592)     (9,036)
                                                   $  532    ($16,437)

H. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFG's Statement of Cash Flows consisted of the following (in thousands):

                                    Held to   Available
       1995                        Maturity    For Sale        Total
       Purchases                   $420,193    $466,881     $887,074
       Maturities and paydowns       88,786      48,635      137,421
       Sales                          9,040     657,462      666,502

       1994
       Purchases                   $645,767    $335,033     $980,800
       Maturities and paydowns      107,100     131,661      238,761
       Sales                          7,781     496,363      504,144

   Securities classified as "held to maturity" having an amortized cost of $9.0 million and $8.5 million were sold in 1995 and 1994, respectively, due primarily to deterioration in the issuer's creditworthiness.

                     AMERICAN FINANCIAL GROUP, INC. 10-Q

I. Commitments and Contingencies Loss accruals have been recorded for certain matters arising out of the railroad operations disposed of by American Premier's predecessor, Penn Central Transportation Company, prior to its bankruptcy reorganization in 1978. Accordingly, any ultimate liability arising therefrom in excess of previously established loss accruals would be attributable to pre-reorganization events and circumstances and accounted for as a reduction in American Premier's capital surplus. Under purchase accounting, however, any such ultimate liability will be charged to earnings in AFG's financial statements.

   AFG's subsidiaries are parties in a number of proceedings involving environmental claims. In management's opinion, the outcome of these claims and contingencies will not, individually or in the aggregate, have a material adverse effect on AFG's financial condition or results of operations. In making this assessment, management has taken into account previously established loss accruals in its financial statements and probable recoveries from third parties.

                     AMERICAN FINANCIAL GROUP, INC. 10-Q

                                    ITEM 2

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

GENERAL

As discussed in Note A, financial statements for periods prior to the April 3, 1995 mergers are those of AFC. Since many of its businesses are financial in nature, AFG does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

AFG as well as its two subsidiaries, American Premier and AFC, are organized as holding companies with almost all of their operations being conducted by subsidiaries and investees of American Premier and AFC. The parent corporations, however, have continuing expenditures for administrative expenses and corporate services and, most importantly, for the payment of principal and interest on borrowings and dividends to shareholders.

Ratio of Earnings to Fixed Charges   AFG's ratio of earnings to fixed charges
on a total enterprise basis was 2.01 for the first six months of 1995 compared to 1.69 for the entire year of 1994. Assuming the mergers and related transactions discussed in Note A occurred at the beginning of each of these periods, these ratios would have been 2.67 and 2.50, respectively.

Sources of Funds    As a holding company, AFG relies on dividends and tax
payments from subsidiaries to meet cash requirements for corporate expenses and dividends. Likewise, AFC, and to a lesser extent American Premier, rely on such payments from their subsidiaries to meet cash needs for corporate expenses, and most importantly, to meet debt service requirements and to pay dividends.

Prior to the merger, American Premier had substantial cash and short-term investments at the parent company level. At June 30, 1995, AFC had borrowed $513 million under a new line of credit with American Premier which it used for debt retirements, capital contributions to subsidiaries, and other corporate purposes.

A wholly-owned subsidiary of AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million. The credit line converts to a four-year term loan in December 1996 with scheduled principal payments to begin in March 1997. Borrowings under the credit line are advanced to AFC. At June 30, 1995, AFC had no outstanding borrowings under the agreement; $160 million was outstanding at December 31, 1994.

During the second and third quarters of 1995, American Premier repurchased approximately $139 million principal amount of its notes for $143 million, including $44 million which were "put" to American Premier at par.

                     AMERICAN FINANCIAL GROUP, INC. 10-Q

                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations - Continued


Investments Significant portions of equity and, to a lesser extent, fixed income investments are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor these companies and the industries in which they operate. Some of the investments, because of their size, may not be as readily marketable as the typical small investment position. Alternatively, a large equity position may be attractive to persons seeking to control or influence the policies of a company. While management believes this investment philosophy will produce higher overall returns, such concentrations subject the portfolio to greater risk in the event one of the companies invested in becomes financially distressed.

Approximately 95% of the bonds and redeemable preferred stocks held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at June 30, 1995. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade.

RESULTS OF OPERATIONS

General   The operations of American Premier are included in AFG's financial statements from the date of acquisition. Accordingly, 1995 second quarter and six-month operating results are not comparable to prior periods. Results of interim periods are not necessarily indicative of future results of operations.

Excluding net realized gains of $7.3 million and an extraordinary credit of $.5 million, earnings were $25.7 million, or $.49 per share for the second quarter of 1995. Second quarter results include $25.2 million of losses due to weather-related catastrophe losses, principally from hailstorms in Texas.

Property and Casualty Insurance Underwriting profitability is measured by the combined ratio which is a sum of the ratios of underwriting expenses, losses, and loss adjustment expenses to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes. Prior year comparisons are made in the following discussion of AFG's insurance operations even though American Premier's insurance operations were not consolidated in the financial statements prior to the mergers.

Net written premiums of AFG's property and casualty subsidiaries totaled $778 million for the 1995 second quarter compared with $776 million for the 1994 period. For the first half of 1995, AFG's property and casualty subsidiaries net written premiums increased to $1,537 million from $1,497 million for the same period of 1994. The combined ratio of AFG's property and casualty insurance operations, based on generally accepted accounting principles, was 104.0% for the second quarter of 1995 compared to 97.5% for the 1994 second quarter. The combined ratio for the first half of 1995 was 102.8% compared to 99.4% in the 1994 period. The increase in the combined ratio for the

                     AMERICAN FINANCIAL GROUP, INC. 10-Q

                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations - Continued


quarter was due largely to the hailstorm losses in Texas. The increase in the combined ratio for the six-month period was due primarily to these storms and a decline in the underwriting results of the non-standard automobile operations.

AFG manages and operates its property and casualty business as three major sectors. The non-standard automobile insurance companies (the "NSA Group") insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria. The specialty lines are a diversified group of over twenty-five business lines that offer a wide variety of specialty insurance products. Some of the more significant areas are California workers' compensation, executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, excess and surplus lines and fidelity and surety bonds. The mainstreet commercial and personal lines provide coverages in commercial multi-peril, workers' compensation, umbrella and commercial automobile, standard private passenger automobile and homeowners insurance.

Net written premiums for the NSA Group grew approximately 12% during the first six months of 1995 over the comparable 1994 period due to increased penetration within existing states and limited expansion into new states.
The combined ratio for the NSA Group was 107.3% and 104.2%, respectively, for the 1995 second quarter and first six months as compared to 99.2% and 98.3% for the same periods in 1994. The increase in the combined ratio was due largely to weather-related losses principally from hailstorms in Texas as well as inadequate rate levels in certain markets somewhat offset by a reduction in the expense ratio from ongoing cost control measures. Premium rate increases were effected during 1994 and the NSA Group has continued to increase rates in 1995. The average rate increase in 1995 across the NSA Group's entire book of business was approximately 11%.

Net written premiums for the specialty operations declined 8% during the first six months of 1995 over the comparable 1994 period due to a decrease in the California workers' compensation writings, partially offset by increases in other specialty niche lines. The combined ratio for the specialty operations was 97.6% and 98.5%, respectively, for the 1995 second quarter and first six months as compared to 93.1% and 94.9% for the same periods in 1994. The 1995 combined ratio was also impacted by weather-related losses during the second quarter of 1995.

Net written premiums for the commercial/personal operations increased 9% for the first six months of 1995 over the comparable 1994 period due principally to increased writings in several of the company's commercial lines. The combined ratio for the commercial/personal operations was 102.1% and 100.9%, respectively, for the second quarter and first six months of 1995 compared to 99.9% and 105.0% for the same periods in 1994. The increase in the second quarter ratio reflects the impact of the Texas hailstorm losses. The decrease in the six months ratio reflects the impact of the California earthquake on 1994's results and improved underwriting results in several lines of business.

                     AMERICAN FINANCIAL GROUP, INC. 10-Q

                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations - Continued


Investment Income AFC's investment income increased $28 million (10%) from 1994 due to an increase in investments held. Investment income for the first six months of 1995 includes $42 million attributable to American Premier in the second quarter. Investment income of American Premier's insurance operations rose $5.1 million (16%) due to higher average investments but was offset by a $5.3 million decline (excluding intercompany interest) in parent company investment income. The decline in parent company investment income reflects the sale of investments used to fund advances to AFC and to retire American Premier equity securities.

Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses from time to time as investment strategies change or as market opportunities appear to present optimal conditions.

Investee Corporations Equity in net earnings of investee corporations (companies in which AFG owns a significant portion of the voting stock) represents AFG's proportionate share of the investees' earnings and losses. AFG's equity in net earnings (losses) of investee corporations in 1994 and in the first quarter of 1995 includes AFC's share of American Premier's earnings prior to the mergers. Results for the first six months of 1994 include AFC's share ($28.4 million) of American Premier's loss on the sale of securities of General Cable.

Benefits to Annuity Policyholders Benefits to annuity policyholders increased approximately 7% over those of the comparable three and six month periods in 1994 due primarily to an increase in average annuity policyholder funds accumulated. The rate at which interest is credited on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

Interest on Borrowed Money Excluding American Premier's interest expense ($12.1 million), interest expense decreased by $6.1 million (10%) for the six months ended June 30, 1995. The decrease is due primarily to the repayments of borrowings by AFC and certain subsidiaries and the AFC debt exchange in 1994.

Other Operating and General Expenses Included in operating and general expenses in the first six months of 1995 and 1994 are charges of $12.9 million and $3.1 million, respectively, for minority interest. Beginning in April 1995, minority interest includes AFC's quarterly preferred dividend requirement of $6.4 million.

                     AMERICAN FINANCIAL GROUP, INC. 10-Q
                                   PART II
                              OTHER INFORMATION


                                   Item 1

                             Legal Proceedings

   Reference is made to Item 3 - "Legal Proceedings" of the Annual Report on Form 10-K for 1994 of AFG's wholly-owned subsidiary, American Premier Underwriters, Inc. (SEC File No. 1-1569), for a description of two misdemeanor charges by the U.S. Government that were pending against a subsidiary of American Premier, Buckeye Pipe Line Company ("Buckeye"), arising out of a pipeline rupture that occurred in 1990. In May 1995, Buckeye paid a fine of $125,000 in respect of one of the charges, the alleged violation of the strict liability provisions of the Rivers and Harbors Act, and reimbursed the U.S. Government $100,000 towards its costs of the investigation of the incident. The U.S. Government dismissed the other charge, which alleged a violation of the Clean Water Act. This matter is not considered material to AFG's financial condition or results of operations, but is included herein to comply with Securities and Exchange Commission rules requiring disclosure of environmental proceedings brought by governmental entities involving potential sanctions exceeding $100,000.

   Reference is made to Item 3 - "Legal Proceedings" of the Annual Report on Form 10-K for 1994 of AFG's wholly-owned subsidiary, American Financial Corporation (SEC File No. 1-7361), for a description of an action filed against American Premier by USX Corporation ("USX") and one of its former subsidiaries, Bessemer and Lake Erie Railroad Company ("B&LE").

   In May 1994, lawsuits were filed against American Premier by USX and B&LE seeking contribution by American Premier, as the successor to the railroad business conducted by its predecessor Penn Central Transportation Company ("PCTC") prior to 1976, for all or a portion of the approximately $600 million that USX paid in satisfaction of a judgment against B&LE for its participation in an unlawful antitrust conspiracy among certain railroads commencing in the 1950's and continuing through the 1970's. The lawsuits argue that USX's liability for that payment was attributable to PCTC's alleged activities in furtherance of the conspiracy. On October 13, 1994, the U.S. District Court for the Eastern District of Pennsylvania enjoined USX and B&LE from continuing their lawsuits against American Premier, ruling that their claims are barred by the 1978 consummation order issued by that Court in PCTC's bankruptcy reorganization proceedings. USX and B&LE have appealed the District Court's ruling to the U.S. Court of Appeals for the Third Circuit. Briefing of the appeal has been completed, the case was orally argued on July 24, 1995 and the parties are awaiting the Court of Appeal's decision. If the Court of Appeals were to reverse the District Court and allow these lawsuits to proceed in spite of the bankruptcy consummation order, management believes that the defenses described in American Premier's prior filings would enable it to prevail on the merits.

                     AMERICAN FINANCIAL GROUP, INC. 10-Q
                                   PART II
                        OTHER INFORMATION - CONTINUED


                                   Item 4

Submission of Matters to a Vote of Security Holders

   AFG's Annual Meeting of Shareholders was held on June 6, 1995, and there were four matters voted upon: (Item 1) election of nine directors, (Item 2) amendment of the Articles of Incorporation to change the company's name to American Financial Group, Inc., (Item 3) approval of the Stock Option Plan and certain amendments thereto, and (Item 4) approval of the Employee Stock Purchase Plan.

   The votes cast for, against, withheld and the number of abstentions as to each matter voted on at the 1995 Annual Meeting is set forth below:


        Name                For       Against     Withheld   Abstain

  Election of Directors:
   Theodore H. Emmerich   46,147,909     NA       206,172      NA
   James E. Evans         46,160,928     NA       193,153      NA
   Thomas M. Hunt         46,131,193     NA       222,888      NA
   Carl H. Lindner        46,098,231     NA       255,850      NA
   Carl H. Lindner III    46,123,603     NA       230,478      NA
   Keith E. Lindner       46,117,452     NA       236,629      NA
   S. Craig Lindner       46,127,511     NA       226,570      NA
   William R. Martin      46,144,983     NA       209,098      NA
   Alfred W. Martinelli   46,137,473     NA       216,608      NA
  Item 2                  46,207,931     114,033     NA      32,117
  Item 3                  41,640,200   4,625,799     NA      88,082
  Item 4                  45,300,385     977,754     NA      75,942


                                   Item 5

Other Information

   The following information relating to environmental matters has been derived from the June 30, 1995, Form 10-Q of American Premier Underwriters, Inc., a 100%-owned subsidiary of AFG.

   American Premier is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), seeking to impose responsibility on American Premier for hazardous waste remediation costs at certain railroad sites formerly owned by PCTC and at certain other sites where hazardous waste allegedly generated by PCTC's railroad operations is present. It is difficult to estimate American Premier's liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, American Premier believes

                     AMERICAN FINANCIAL GROUP, INC. 10-Q
                                   PART II
                        OTHER INFORMATION - CONTINUED


that its previously established loss accruals for potential pre-reorganization environmental liabilities at such sites are adequate to cover the probable amount of such liabilities, based on its estimates of remediation costs and related expenses at such sites and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to American Premier and are subject to future change as additional information becomes available. Such estimates do not assume any recovery from American Premier's insurance carriers, although American Premier does intend to seek reimbursement from certain insurers for such remediation costs as American Premier incurs.

   In terms of potential liability to American Premier, management believes that the most significant such site is the railyard at Paoli, Pennsylvania ("Paoli Yard") which PCTC transferred to Consolidated Rail Corporation ("Conrail") in 1976. A Record of Decision issued by the U.S. Environmental Protection Agency in 1992 presented a final selected remedial action for clean-up of polychlorinated biphenyls ("PCB's") at Paoli Yard having an estimated cost of approximately $28 million. American Premier has accrued a substantial portion of such estimated clean-up costs in its financial statements (in addition to related expenses) but has not accrued the entire amount because it believes it is probable that other parties, including Conrail, will be responsible for substantial percentages of the clean-up costs by virtue of their operation of electrified railroad cars at Paoli Yard that discharged PCB's at higher levels than discharged by cars operated by PCTC.


                                   Item 6

Exhibits and Reports on Form 8-K

   (a) Exhibit 27 - Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.


   (b)  Report on Form 8-K - none

                     AMERICAN FINANCIAL GROUP, INC. 10-Q
                                   PART II
                        OTHER INFORMATION - CONTINUED




                                  Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                  American Financial Group, Inc.



August 11, 1995                   BY:/s/ Fred J. Runk
                                    Fred J. Runk
                                    Senior Vice President and Treasurer