Form 10-Q
period 1995-09-30
AMERICAN FINANCIAL GROUP INC /OH/
filed 1995-11-14
CIK 933537

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the Quarterly Period Ended                           Commission File
September 30, 1995                                           No. 1-11453



                         AMERICAN FINANCIAL GROUP, INC.


Incorporated under                                       IRS Employer I.D.
the Laws of Ohio                                         No. 31-1422526


                One East Fourth Street, Cincinnati, Ohio  45202
                                 (513) 579-2121





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No



As of November 1, 1995, there were 55,493,140 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

                   AMERICAN FINANCIAL GROUP, INC. 10-Q
                                  PART I
                           FINANCIAL INFORMATION

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                          (Dollars In Thousands)


                                               September 30,  December 31,
                                                       1995          1994
           Assets
Cash and short-term investments                 $   260,366   $   171,335
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $6,166,200 and $4,336,700)        5,998,337     4,629,633
    Available for sale - at market
      (amortized cost - $2,975,125
       and $1,938,853)                            3,082,025     1,862,653
  Other stocks - principally at market
    (cost - $136,139 and $137,106)                  228,839       208,706
  Investment in investee corporations               328,152       832,637
  Loans receivable                                  697,281       641,964
  Real estate and other investments                 214,499       154,262
                                                 10,549,133     8,329,855
Recoverables from reinsurers and prepaid
  reinsurance premiums                              821,685       902,063
Agents' balances and premiums receivable            764,288       363,156
Deferred policy acquisition costs                   347,563       231,343
Other receivables                                   276,209       197,119
Deferred tax asset                                  246,215          -
Prepaid expenses, deferred charges
  and other assets                                  371,344       179,314
Cost in excess of net assets acquired               305,827       175,866

                                                $13,942,630   $10,550,051

                                       2

                     AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET - continued
                             (Dollars In Thousands)

                                               September 30,  December 31,
                                                       1995          1994
           Liabilities and Capital
Unpaid losses and loss adjustment expenses      $ 4,075,500   $ 2,916,985
Unearned premiums                                 1,312,868       824,691
Annuity policyholders' funds accumulated          4,857,576     4,618,108
Long-term debt:
  Direct obligations of AFG Parent Company             -             -
  Obligations of AFG subsidiaries:
    American Financial Corporation
      (parent only)                                 375,252       490,065
    American Premier Underwriters
      (parent only)                                 381,271          -
    Great American Holding Corporation              149,389       359,185
    American Annuity Group, Inc.                    149,725       183,242
    Other subsidiaries                               84,320        74,255
Accounts payable, accrued expenses and other
  liabilities                                     1,151,210       579,151
Minority interest                                   305,026       105,506
                                                 12,842,137    10,151,188
AFC Mandatory Redeemable Preferred Stock (at
  redemption value)                                    -            2,880
Other AFC Preferred Stock (redemption
  value - $278,719)                                    -          168,484
AFC Common Stock without par value                     -              904

Common Stock, $1 par value
  - 200,000,000 shares authorized
  - 55,290,534 shares outstanding                    55,291                         -
Capital surplus                                     611,312          -
Retained earnings                                   312,590       223,095
Net unrealized gain on marketable securities,
  net of deferred income taxes                      121,300         3,500

                                                $13,942,630   $10,550,051

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF EARNINGS
                      (In Thousands, Except Per Share Data)

                                          Three months ended         Nine months ended
                                            September 30,               September 30,
                                              1995       1994        1995           1994
Income:
  Property and casualty insurance
    premiums                            $  753,910  $ 361,728  $1,856,701     $1,013,591
  Investment income                        198,177    149,449     552,340        434,133
  Realized gains on sales
    of securities                           23,646     19,961      34,978         43,104
  Equity in net earnings (losses)
    of investee corporations                (4,452)   (21,066)     33,548         (8,844)
  Other income                              31,187     27,408      84,023         87,147
                                         1,002,468    537,480   2,561,590      1,569,131

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses    565,626    253,201   1,387,620        710,578
    Commissions and other underwriting
      expenses                             196,002    108,815     519,997        322,204
  Benefits to annuity policyholders         65,631     61,277     194,152        180,701
  Interest charges on borrowed money        30,635     28,285      95,473         87,141
  Other operating and general expenses      75,973     70,465     210,695        186,031
                                           933,867    522,043   2,407,937      1,486,655

Earnings before income taxes and
  extraordinary items                       68,601     15,437     153,653         82,476
Provision for income taxes                  17,641      7,991      39,860         25,078

Earnings before extraordinary items         50,960      7,446     113,793         57,398

Extraordinary items, net of income
  taxes                                      2,025       (501)      2,557        (16,938)

Net Earnings                            $   52,985  $   6,945  $  116,350     $   40,460


Preferred dividend requirement of
  predecessor company                         -         6,407       6,349         19,320

Net earnings available to Common Shares $   52,985  $     538  $  110,001     $   21,140

Earnings per Common Share:
  Before extraordinary items                $  .95     $  .04     $ 2.39         $ 1.35
  Extraordinary items                          .04       (.02)       .06           (.60)
  Net earnings                              $  .99     $  .02     $ 2.45         $  .75

Average number of Common Shares             53,423     28,324     44,912         28,324

                      AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In Thousands)

                                                      Nine months ended
                                                         September 30,
                                                        1995         1994
Operating Activities:
  Net earnings                                    $  116,350   $   40,460
  Adjustments:
   Extraordinary (gains) losses from retirement
      of debt                                         (2,557)      16,938
   Depreciation and amortization                      30,009       16,178
   Benefits to annuity policyholders                 194,152      180,701
   Equity in net (earnings) losses of investee
     corporations                                    (33,548)       8,844
   Changes in reserves on assets                       2,932        7,482
   Realized gains on investing activities            (35,728)     (52,471)
   Increase in reinsurance and other
      receivables                                    (38,717)    (252,345)
   Increase in other assets                          (65,850)     (62,368)
   Increase in insurance claims and reserves         159,269      300,359
   Increase (decrease) in other liabilities          (71,801)      55,943
   Increase in minority interest                       8,428        5,456
   Dividends from investees                            8,115       15,753
   Other, net                                        (14,104)      (1,956)
                                                     256,950      278,974
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                    (1,630,954)  (1,296,238)
    Equity securities                                 (4,902)      (2,574)
    Investees and subsidiaries                       (13,355)     (23,852)
    Real estate, property and equipment              (30,216)     (18,988)
  Maturities and redemptions of fixed maturity
    investments                                      248,001      310,472
  Sales of:
    Fixed maturity investments                     1,267,275      543,939
    Equity securities                                 17,418      111,522
    Investees and subsidiaries                          -          27,621
    Real estate, property and equipment                6,120        2,619
  Cash and short-term investments of acquired
    subsidiary                                       392,100         -
  Decrease (increase) in other investments           (11,421)      11,441
  Other                                                 -         (12,536)
                                                     240,066     (346,574)

Financing Activities:
  Annuity receipts                                   338,353      313,077
  Annuity benefits and withdrawals                  (302,486)    (244,175)
  Additional long-term borrowings                    145,128      198,271
  Reductions of long-term debt                      (639,415)    (173,354)
  Issuances of common stock                           77,304         -
  Repurchases of preferred stock                         (14)      (4,466)
  Cash dividends paid                                (26,855)     (16,900)
                                                    (407,985)      72,453

Net Increase in Cash and Short-term Investments       89,031        4,853

Cash and short-term investments
  at beginning of period                             171,335      167,950

Cash and short-term investments
  at end of period                                $  260,366   $  172,803

                     AMERICAN FINANCIAL GROUP, INC. 10-Q

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Mergers American Premier Group, Inc. was formed in December 1994 for the purpose of acquiring American Financial Corporation ("AFC") and American Premier Underwriters, Inc. ("American Premier"). In mergers completed on April 3, 1995, American Premier Group issued 71.4 million shares of its Common Stock in exchange for all of the outstanding common stock of AFC and American Premier. The 18.7 million shares held by AFC and its subsidiaries are accounted for herein as retired. In June 1995, American Premier Group, Inc. changed its name to American Financial Group, Inc. ("AFG"), to better reflect its core property and casualty insurance and annuity businesses.

   For financial reporting purposes, because the former shareholders of AFC owned more than 50% of AFG following the mergers, the mergers were accounted for as a reverse acquisition whereby AFC was deemed to have acquired American Premier. Financial statements for periods prior to the mergers are those of AFC. The operations of American Premier are included in AFG's financial statements from the date of acquisition.

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

                                            Nine months ended
                                              September 30,
                                             1995         1994
              Revenues                     $2,981       $2,853
              Earnings before
                Extraordinary Items           139           41
              Extraordinary Items               3          (17)
              Net Earnings                    142           24
              Earnings per Share           $ 2.68       $ 0.46

B. Accounting Policies

   Basis of Presentation The accompanying consolidated financial statements for AFG and subsidiaries are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles ("GAAP").

   Mergers and changes in ownership levels of subsidiaries and investees have resulted in certain differences in the financial statements and have affected comparability between years. Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

   AFG's ownership of subsidiaries and significant investees with publicly traded common shares was as follows:
                                         September 30,  December 31,
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

                                        Nine months ended September 30,
      Revenues                                1995               1994
        Property and casualty insurance:
          Underwriting                  $1,856,701         $1,013,591
          Investment and other income      317,974            245,146
                                         2,174,675          1,258,737
        Annuities (*)                      308,818            283,244
        Other                               44,549             35,994
                                         2,528,042          1,577,975
        Equity in net earnings (losses)
          of investee corporations          33,548             (8,844)
                                        $2,561,590         $1,569,131

        (*) Represents primarily investment income and realized gains.

                     AMERICAN FINANCIAL GROUP, INC. 10-Q

D. Investee Corporations Investment in investee corporations represents AFG's ownership of securities of certain companies. All of the companies named in the following table are subject to the rules and regulations of the SEC. Market value of the investments was approximately $580 million and $890 million at September 30, 1995 and December 31, 1994, respectively. AFG's investment (and common stock ownership percentage) in these investees was as follows (dollars in thousands):

                               September 30, 1995   December 31, 1994
      Chiquita                     $255,324 (45%)    $237,015 (46%)
      Citicasters                    72,828 (37%)      69,695 (37%)
      American Premier                (*)             525,927 (42%)
                                   $328,152          $832,637

  (*) Became a 100%-owned subsidiary on April 3, 1995.

 Chiquita is a leading international marketer, processor and producer of quality food products. Citicasters owns and operates radio and television stations in major markets throughout the country. Summarized financial information for AFG's investees follows (in millions):

                                   Nine months ended September 30,
      Chiquita                                  1995         1994
      Net Sales                               $3,065       $2,964
      Operating Income                           176          108
      Income (Loss) before Extraordinary Item     61          (14)
      Extraordinary Item                          (5)         (23)
      Net Income (Loss)                           56          (37)

   Chiquita's 1994 results included charges and losses aggregating
   $57 million recorded in the third quarter resulting from the shutdown of non-productive banana farms in Honduras and a scaling back of Japanese operations. Amounts for 1994 were reclassified by Chiquita to reflect the reconsolidation of its Meat Division.

                                   Nine months ended September 30,
      Citicasters                               1995         1994
      Net Revenues                              $100         $160
      Operating Income                            25           39
      Net Earnings                                10           48

   In the third and fourth quarters of 1994, Citicasters sold four network-affiliated television stations for $355 million in cash and a warrant to purchase common stock of the purchaser. The proceeds were used to reduce debt and repurchase shares of common stock. Included in Citicasters' net earnings for the 1994 period is a net gain of $41.7 million from the sale of three of these stations.

                              Three months ended   Nine months ended
      American Premier            March 31, 1995  September 30, 1994
      Revenues                              $433              $1,304
      Income (Loss) from Continuing
        Operations                            16                 (14)
      Discontinued Operations                 -                   (1)
      Net Earnings (Loss)                     16                 (15)

   American Premier's results for the 1994 period included a $75.8 million loss on the sale of securities of General Cable.

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

   In May 1995, rating agencies downgraded American Premier's subordinated notes. As a result of the mergers and the subsequent ratings downgrade, the holders of the notes had the right (which has since expired) to require American Premier to purchase all or any portion of the notes on August 10, 1995 at par plus accrued interest (the "Put Right"). The Put Right was exercised for approximately $44 million of the notes. In addition, during the second and third quarters of 1995, American Premier repurchased $27 million of its 10-5/8% subordinated notes and $69.3 million of its 10-7/8% subordinated notes for an average of approximately 104% of principal amount. Included in Extraordinary Items is a gain of $5.7 million as a result of these purchases. During the fourth quarter (through November 10), American Premier repurchased an additional $26 million principal amount of its 10-7/8% subordinated notes.

   In the second, third and fourth (through November 10) quarters of 1995, respectively, AFC issued $50 million, $20 million and $30 million principal amount of 9-3/4% debentures due April 20, 2004 in private offerings.

   In September 1995, Great American Holding Corporation ("GAHC"), a wholly-owned subsidiary of AFC, retired all $50 million principal amount of its floating rate notes at par and in October 1995, redeemed all $150 million principal amount of its 11% notes at par. Funds for these repayments were derived from (i) borrowings under GAHC's bank credit line, (ii) AFC's issuance of 9-3/4% debentures and (iii) the sale of AFG Common Stock to an employee stock ownership plan and to persons exercising AFG employee stock options.

   At September 30, 1995, sinking fund and other scheduled principal payments on debt for the balance of 1995 and the subsequent five years, adjusted to reflect the redemption of the GAHC 11% notes and borrowings under GAHC's bank line, were as follows (in thousands):

                   American
                    Premier      AFC          Other
                   (Parent)  (Parent)  Subsidiaries       Total
      1995         $   -      $  -          $   455    $    455
      1996             -         -            2,582       2,582
      1997             -        5,900        44,599      50,499
      1998             -         -           26,762      26,762
      1999          159,990    93,895        26,349     280,234
      2000          120,871      -           56,609     177,480

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

   AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value. At September 30, 1995, AFG had 212,698 shares of convertible preferred stock outstanding with a stated value of $469,000 (included in Capital Surplus, net of related notes receivable). There are 446,799 shares of AFG Common Stock reserved for issuance upon conversion of the Preferred Stock.

   At September 30, 1995, there were 6.1 million shares of AFG Common Stock reserved for issuance upon exercise of stock options and options for 2.6 million shares outstanding. Options granted to officers and key employees become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are generally fully exercisable upon grant. All options expire ten years after the date of grant.

   A progression of AFG's Shareholders' Equity is as follows (dollars in thousands):

                                             Common     Capital   Retained
                                   Shares     Stock     Surplus   Earnings     Unrealized
Balance at December 31, 1994   18,971,217   $   904    $   -      $223,095       $  3,500
AFC preferred stock dividends        -         -           -          (191)          -
Exercise of AFC stock options     762,500     8,721        -          -              -
Restatement of AFC equity in
  terms of AFG Common Stock     8,590,159    18,699     (18,699)      -              -
Shares issued in merger to
  holders of APU common stock  24,376,667    24,377     564,115       -              -
Net earnings                         -         -           -       116,350           -
Change in unrealized                 -         -           -          -           117,800
Common Stock dividends               -         -           -       (26,664)          -
Shares issued:
  Under employee stock
    purchase plan                  12,239        12         303       -              -
  Upon exercise of stock
    options                       855,941       856      17,407       -              -
  Employee gift shares             19,050        19         476       -              -
  Upon sale to AFC ESORP        1,703,000     1,703      48,301       -              -
  Shares repurchased                 (239)     -            (14)      -              -
  Change in foreign currency
    translation                       -        -           (577)      -              -
Balance at September 30, 1995  55,290,534   $55,291    $611,312   $312,590       $121,300

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

G. Extraordinary Items Extraordinary items consisted of the following (in thousands):

                                                            1995        1994
    Gain (loss) on subsidiaries' prepayment of debt
      (net of minority interest of ($5) and $216)          $4,063    ($ 7,902)
    Share of loss on investee's prepayment of debt
      (net of minority interest of $24 and $139
       and income tax benefit of $151 and $374)             (1,506)     (9,036)
                                                            $2,557    ($16,938)

H. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFG's Statement of Cash Flows consisted of the following (in thousands):

                                  Held to   Available
   1995                          Maturity    For Sale        Total
   Purchases                     $548,670  $1,082,284   $1,630,954
   Maturities and redemptions     153,990      94,011      248,001
   Sales                            9,040   1,258,235    1,267,275

   1994
   Purchases                     $897,460  $  398,778   $1,296,238
   Maturities and redemptions     142,561     167,911      310,472
   Sales                            7,781     536,158      543,939

   Securities classified as "held to maturity" having an amortized cost of $9.0 million and $8.5 million were sold in 1995 and 1994, respectively, due primarily to deterioration in the issuers' creditworthiness.

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

J. Subsequent Event In November 1995, AFG announced plans to issue four million shares of its Common Stock in a public offering. Proceeds of the proposed offering are expected to be used to reduce certain holding company indebtedness.

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

Ratio of Earnings to Fixed Charges   AFG's ratio of earnings to fixed charges
on a total enterprise basis was 2.53 for the first nine months of 1995 compared to 1.69 for the entire year of 1994. Assuming the mergers and related transactions discussed in Note A occurred at the beginning of each of these periods, these ratios would have been 3.04 and 2.50, respectively.

Sources of Funds    As a holding company, AFG relies on dividends and tax
payments from subsidiaries to meet cash requirements for corporate expenses and dividends. Likewise, AFC and American Premier rely on such payments from their subsidiaries to meet cash needs for corporate expenses and, most importantly, to meet debt service requirements and to pay dividends.

Prior to the merger, American Premier had substantial cash and short-term investments at the parent company level. Subsequent to the merger, AFC entered into a credit agreement with American Premier. At September 30, 1995, AFC had borrowed $559.6 million under this agreement which it used for debt retirements, capital contributions to subsidiaries, and other corporate purposes. In addition, AFG and American Premier entered into a reciprocal credit agreement under which these companies will make funds available to each other for general corporate purposes.

GAHC has a revolving credit agreement with several banks under which it can borrow up to $300 million. The credit line converts to a four-year term loan in December 1996 with scheduled principal payments to begin in March 1997. Borrowings under the credit line are generally advanced to AFC. At September 30, 1995, AFC had no outstanding borrowings under the agreement; $160 million was outstanding at December 31, 1994. During October 1995, $120 million was borrowed under the credit line;
$75 million of which is expected to be repaid in mid-November.

In September 1995, GAHC retired all $50 million principal amount of its floating rate notes at par and in October 1995, redeemed all $150 million principal amount of its 11% notes at par. Funds for these repayments were derived from (i) borrowings under GAHC's credit line in

                      AMERICAN FINANCIAL GROUP, INC. 10-Q

                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations - Continued


October 1995, (ii) AFC's issuance of 9-3/4% debentures due April 20, 2004 in September and October 1995, and (iii) the sale of AFG Common Stock to an employee stock ownership plan and to persons exercising AFG employee stock options.

During the second and third quarters of 1995, American Premier repurchased approximately $140 million principal amount of its subordinated notes for $144 million, including $44 million which were "put" to American Premier at par. During the fourth quarter (through November 10), American Premier repurchased an additional $26 million principal amount of its subordinated notes for $28 million.

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

Approximately 95% of the bonds and redeemable preferred stocks held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at September 30, 1995. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade.

RESULTS OF OPERATIONS

General   The operations of American Premier are included in AFG's
financial statements from the date of acquisition. Accordingly, 1995 third quarter and nine-month operating results are not comparable to prior periods. Results of interim periods are not necessarily indicative of future results of operations.

Excluding net realized gains of $18.7 million and an extraordinary credit of $2.0 million, earnings were $32.3 million, or $.60 per share for the third quarter of 1995.

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

                    AMERICAN FINANCIAL GROUP, INC. 10-Q

                   Management's Discussion and Analysis
       of Financial Condition and Results of Operations - Continued


AFG manages and operates its property and casualty business as three major sectors. The non-standard automobile insurance companies (the "NSA Group") insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria. The specialty lines are a diversified group of over twenty-five business lines that offer a wide variety of specialty insurance products. Some of the more significant areas are California workers' compensation, executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, excess and surplus lines and fidelity and surety bonds. The commercial and personal lines provide coverages in commercial multi-peril, workers' compensation, umbrella and commercial automobile, standard private passenger automobile and homeowners insurance.

Prior year comparisons are made in the following discussion of AFG's insurance operations even though American Premier's insurance operations were not consolidated in the financial statements prior to the mergers.

Results for AFG's property and casualty insurance subsidiaries are as follows (dollars in millions):

                           Three months ended     Nine months ended
                              September 30,         September 30,
                              1995      1994         1995      1994
    Net Written Premiums
     NSA Group              $299.7    $294.5     $  930.8  $  858.9
     Specialty Operations    294.5     349.7        861.2     967.5
     Commercial/Personal
       Operations            186.7     178.5        525.5     489.9
     Other Lines                .1       2.0           .8       5.6

     Total                  $781.0    $824.7     $2,318.3  $2,321.9

    Combined Ratios (GAAP)
     NSA Group               107.0%    100.5%       105.2%     99.1%
     Specialty Operations     94.0%     97.5%        97.0%     95.8%
     Commercial/Personal
       Operations             99.6%     88.3%       100.5%     99.3%

     Total                   100.8%     97.7%       102.2%     98.8%

NSA Group For the third quarter and first nine months of 1995, net written premiums of the NSA Group grew 2% and 8%, respectively, over the comparable 1994 periods due to increased penetration within the NSA Group's existing markets, limited expansion into new states and an increase in premium rates. The increase in the combined ratio for the first nine months of 1995 compared with the comparable 1994 period was due primarily to inadequate rate levels in certain markets and weather-related losses principally from hailstorms in Texas. In addition, the 1995 third quarter combined ratio includes 4.6 points for reserve strengthening related to prior accident years. These factors were partially offset by a reduction in the underwriting expense ratio due largely to cost control measures. Premium rate increases were implemented in several states during 1994 and

                     AMERICAN FINANCIAL GROUP, INC. 10-Q

                    Management's Discussion and Analysis
        of Financial Condition and Results of Operations - Continued

the NSA Group has continued to increase rates in 1995. Rate increases implemented and to be implemented in various states during 1995 will average approximately 10% across the NSA Group's entire book of business. The higher rate levels and competitive pressures in the non-standard automobile insurance industry have impacted the premium growth rates during 1995.

 Specialty Operations Net written premiums for the specialty operations declined 11% during the first nine months of 1995 over the comparable 1994 period due to a decrease in the California workers' compensation writings, partially offset by increases in other specialty niche lines. The third quarter 1995 combined ratios include losses resulting from participation in a voluntary pool, offset by a similar amount of favorable reserve development in the specialty niche lines. AFG will significantly reduce its participation in voluntary pools beginning in December 1995.

 Commercial/Personal Operations Net written premiums for the commercial/personal operations increased 7% for the first nine months of 1995 over the comparable 1994 period due principally to increased commercial lines writings. The unusually low combined ratio for the third quarter of 1994 was due primarily to favorable reserve development in 1994 relating to prior accident years.

Investment Income AFC's investment income increased $38 million (9%) from 1994 due to an increase in the average amount of investments held. Investment income for the first nine months of 1995 includes $80 million attributable to American Premier in the second and third quarters. Investment income of American Premier's insurance operations rose $8.7 million (13%) in the second and third quarters due to increased average investments but was offset by a $15.1 million decline (excluding intercompany interest) in parent company investment income. The decline in parent company investment income reflects the sale of investments used to fund advances to AFC and to retire American Premier equity and debt securities.

Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses from time to time as investment strategies change or as market opportunities appear to present optimal conditions.

Investee Corporations Equity in net earnings of investee corporations (companies in which AFG owns a significant portion of the voting stock) represents AFG's proportionate share of the investees' earnings and losses. AFG's equity in net earnings (losses) of investee corporations in 1994 and in the first quarter of 1995 includes AFC's share of American Premier's earnings prior to the mergers. Results for the first nine months of 1994 include AFC's share ($28.4 million) of American Premier's loss on the sale of securities of General Cable and its share ($26 million) of charges and losses recorded by Chiquita pertaining to the shutdown of banana farms in Honduras and a scaling back of operations in Japan.

Benefits to Annuity Policyholders Benefits to annuity policyholders increased approximately 7% over those of the comparable three and nine month periods in 1994 due primarily to an increase in average annuity policyholder funds accumulated. The rate at which interest is credited on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

                     AMERICAN FINANCIAL GROUP, INC. 10-Q

                    Management's Discussion and Analysis
        of Financial Condition and Results of Operations - Continued


Interest on Borrowed Money Excluding $21.0 million attributable to American Premier, interest expense decreased by $12.7 million (15%) for the nine months ended September 30, 1995. The decrease is due primarily to the repayments of borrowings by AFC and certain subsidiaries and the AFC debt exchange in 1994.

Other Operating and General Expenses Included in operating and general expenses in the first nine months of 1995 and 1994 are charges of $23.5 million and $5.9 million, respectively, for minority interest. The 1995 expense includes AFC's quarterly preferred dividend requirement of $6.4 million beginning in April. Operating and general expenses in the first nine months of 1994 also includes a charge of $26 million for Proposition 103, an insurance reform measure passed by California voters, and a credit of $9.1 million for an adjustment to the liability for units outstanding under AFC's Book Value Incentive Plan.

                     AMERICAN FINANCIAL GROUP, INC. 10-Q
                                   PART II
                              OTHER INFORMATION


                                  Item 1

                             Legal Proceedings

  Reference is made to Item 3 - "Legal Proceedings" of the Annual Report on Form 10-K for 1994 of AFG's wholly-owned subsidiary, American Premier Underwriters, Inc (SEC File No. 1-1569), for a description of an action filed against American Premier by USX Corporation ("USX") and one of its former subsidiaries, Bessemer and Lake Erie Railroad Company ("B&LE").

  In May 1994, lawsuits were filed against American Premier by USX and B&LE seeking contribution by American Premier, as the successor to the railroad business conducted by its predecessor Penn Central Transportation Company ("PCTC") prior to 1976, for all or a portion of the approximately $600 million that USX paid in satisfaction of a judgment against B&LE for its participation in an unlawful antitrust conspiracy among certain railroads commencing in the 1950's and continuing through the 1970's. The lawsuits argue that USX's liability for that payment was attributable to PCTC's alleged activities in furtherance of the conspiracy. On October 13, 1994, the U.S. District Court for the Eastern District of Pennsylvania enjoined USX and B&LE from continuing their lawsuits against American Premier, ruling that their claims are barred by the 1978 consummation order issued by that Court in PCTC's bankruptcy reorganization proceedings. USX and B&LE have appealed the District Court's ruling to the U.S. Court of Appeals for the Third Circuit. Briefing of the appeal has been completed, the case was orally argued on July 24, 1995 and the parties are awaiting the Court of Appeal's decision. If the Court of Appeals were to reverse the District Court and allow these lawsuits to proceed in spite of the bankruptcy consummation order, management believes that the defenses described in American Premier's prior filings should enable it to prevail on the merits.

                     AMERICAN FINANCIAL GROUP, INC. 10-Q
                                   PART II
                       OTHER INFORMATION - CONTINUED


                                  Item 6

Exhibits and Reports on Form 8-K

  (a) Exhibit 27 - Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.


  (b)  Report on Form 8-K:

             Date of Report         Item Reported

             August 29, 1995        Change in Registrant's Independent
                                      Auditors








                                  Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                 American Financial Group, Inc.



November 13, 1995                BY: FRED J. RUNK
                                     Fred J. Runk
                                     Senior Vice President and Treasurer