Form 10-K405
period 1995-12-31
AMERICAN FINANCIAL GROUP INC /OH/
filed 1996-03-28
CIK 933537

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Fiscal Year Ended                           Commission File
December 31, 1995                                   No. 1-11453


                     AMERICAN FINANCIAL GROUP, INC.


Incorporated under                                  IRS Employer I.D.
the Laws of Ohio                                    No. 31-1422526

            One East Fourth Street, Cincinnati, Ohio 45202
                            (513) 579-2121


Securities Registered Pursuant to Section 12(b) of the Act:
                                        Name of Each Exchange
          Title of Each Class           on which Registered
          Common Stock                  New York Stock Exchange


Securities Registered Pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes  X    No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of February 29, 1996, there were 60,362,061 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries. The aggregate market value of the Common Stock held by non-affiliates at that date, was approximately $1.1 billion (based upon non-affiliate holdings of 34,486,536 shares and a market price of $31.875 per share.)

                          _____________

              Documents Incorporated by Reference:

   Proxy Statement for the 1996 Annual Meeting of Shareholders
(portions of which are incorporated by reference into Part III hereof).

                  AMERICAN FINANCIAL GROUP, INC.

                      INDEX TO ANNUAL REPORT

                           ON FORM 10-K



Part I                                                         Page
  Item  1 - Business:
            Introduction                                          1
            Property and Casualty Operations                      2
            Annuity Operations                                   14
            Other Companies                                      17
            Investment Portfolio                                 17
            Regulation                                           20
  Item  2 - Properties                                           22
  Item  3 - Legal Proceedings                                    22
  Item  4 - Submission of Matters to a Vote of Security
              Holders                                             *


Part II
  Item  5 - Market for Registrant's Common Equity and Related
              Stockholder Matters                                24
  Item  6 - Selected Financial Data                              25
  Item  7 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                26
  Item  8 - Financial Statements and Supplementary Data          34
  Item  9 - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                34


Part III
  Item 10 - Directors and Executive Officers of the Registrant   35
  Item 11 - Executive Compensation                               35
  Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                     35
  Item 13 - Certain Relationships and Related Transactions       35


Part IV
  Item 14 - Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                               S-1



* The response to this Item is "none".

                                PART I

                                ITEM 1

                               Business

Introduction

    American Financial Group, Inc. ("AFG") was incorporated as an Ohio corporation in 1994. Its address is One East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. AFG is a holding company which, through its subsidiaries, is engaged primarily in specialty and multi-line property and casualty insurance businesses and in the sale of tax-deferred annuities. AFG's property and casualty operations originated in 1872 and are the fifteenth largest property and casualty group in the United States based on 1994 statutory net premiums written of $3.1 billion. AFG was formed for the purpose of acquiring American Financial Corporation ("AFC") and American Premier Underwriters, Inc. ("APU" or "American Premier") in merger transactions completed on April 3, 1995 (the "Mergers").

    At December 31, 1995, Carl H. Lindner, members of his immediate family and trusts for their benefit (collectively the "Lindner Family") beneficially owned approximately 44% of AFG's outstanding voting common stock.

The Mergers

     At the date of the Mergers, AFC held 18.7 million shares of APU (44% of the then-outstanding shares). In the Mergers, AFG issued 71.4 million shares of its Common Stock in exchange for all of the outstanding common stock of AFC and APU. The 18.7 million shares of Common Stock held by AFC and its subsidiaries are accounted for by AFG as retired.

   For financial reporting purposes, because the former shareholders of AFC owned more than 50% of AFG following the Mergers, the financial statements of AFG for periods prior to the Mergers are those of AFC. The operations of APU are included in AFG's financial statements from the effective date of the Mergers.

General

     Generally, companies have been included in AFG's consolidated financial statements when the ownership of voting securities has exceeded 50%; for investments below that level but above 20%, companies have been accounted for as investees. (See Note F to AFG's financial statements.) The following table shows AFG's percentage ownership of voting securities of its significant affiliates over the past several years:

                                          Ownership at December 31,
                                       1995  1994   1993  1992  1991

American Financial Corporation          79%   n/a   n/a   n/a    n/a
American Premier Underwriters          100%   42%   41%   51%    50%
Great American Insurance Group         100%  100%  100%  100%   100%
American Annuity Group                  81%   80%   80%   82%    39%
Great American Life Insurance Company  (a)   (a)   (a)   (a)    100%
American Financial Enterprises          83%   83%   83%   83%    82%
Chiquita Brands International           44%   46%   46%   46%    48%
Citicasters                             38%   37%   20%   40%    40%
General Cable                            -   (b)    45%   45%     -

(a) Sold to American Annuity Group in December 1992.
(b) Sold in June 1994. 100%-owned by American Premier prior to spin-off in July 1992. Ownership percentage excludes shares held by American Premier for future distribution aggregating 12%.

    The following summarizes the more significant changes in ownership percentages shown in the above table.

    American Financial Corporation   For financial reporting
purposes, AFC is the predecessor to AFG. In April 1995, AFC became a subsidiary of AFG as a result of the Mergers. Holders of AFC Series F and G Preferred Stock were granted voting rights equal to approximately 21% of the total voting power of AFC shareholders immediately prior to the Mergers.

    American Premier Underwriters In 1993, American Financial Enterprises, Inc. ("AFEI") sold 4.5 million shares of American Premier common stock in a secondary public offering. In April 1995, APU became a subsidiary of AFG as a result of the Mergers.

    American Annuity Group  On December 31, 1992, American
Annuity purchased Great American Life Insurance Company ("GALIC") from Great American Insurance Company ("GAI"). In connection with the acquisition, GAI purchased 5.1 million shares of American Annuity's common stock pursuant to a cash tender offer and 17.1 million additional shares directly from American
Annuity.

    Citicasters In December 1993, Great American Communications Company ("GACC") completed a prepackaged plan of reorganization. In the restructuring, AFC's previous holdings of GACC stock and debt were exchanged for 20% of the new common stock. GACC changed its name to Citicasters to reflect the nature of its business. In June 1994, AFEI purchased approximately 10% of Citicasters common stock. In the second half of 1994, Citicasters repurchased and retired approximately 21% of its common stock.

    In February 1996, Citicasters entered into a merger agreement with Jacor Communications, Inc. Under the agreement, each Citicasters shareholder, including AFG and its subsidiaries, will receive cash and warrants to purchase Jacor common stock.
Consummation of the transaction is subject to regulatory approvals, and certain adjustments to the price will be made if the transaction does not close by September 30, 1996.

    General Cable In 1992, American Premier distributed to its shareholders approximately 88% of the stock of General Cable, which was formed to own certain of American Premier's manufacturing businesses. AFC and its subsidiaries received approximately 45% of General Cable in the spin-off. In 1994, an unaffiliated company acquired all of the common stock of General Cable including AFC's and the 12% which had been retained by American Premier.

Property and Casualty Insurance Operations

     AFG manages and operates its property and casualty business in three major business segments: Nonstandard Automobile Insurance, Specialty Lines and Commercial and Personal Lines. Each segment is comprised of multiple business units which operate autonomously but with strong central financial controls and full accountability. Decentralized control allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment, actuarial, financial and legal support functions. AFG's property and casualty insurance operations employ approximately 7,600 persons.

     Unless indicated otherwise, the financial information presented for the property and casualty insurance operations is presented based on generally accepted accounting principles ("GAAP") and includes the insurance operations of American Premier for all periods.

     The following table presents AFG's major property & casualty insurance subsidiaries showing their size (in millions), segment and A.M. Best rating.

                             1995 Net Written Premiums
                           Commercial               NSA  A.M. Best
                         and Personal Specialty   Group     Rating

Great American                  $717    $  672   $   -       A

Republic Indemnity                -        288       -       A
Mid-Continent                     -         84       -       A
American Empire Surplus Lines     -         34       -       A+

Atlanta Casualty                  -         -       514      A
Windsor                           -         -       352      A
Infinity                          -         -       232      A
Leader National                   -         -        84      A-
Transport                         -         -        74      A
Other                             -         19       21
                                $717    $1,097   $1,277

     The primary objective of the property and casualty insurance operations is to achieve underwriting profitability.
Underwriting profitability is measured by the combined ratio which is a sum of the ratios of underwriting expenses, losses, and loss adjustment expenses to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

     Management's focus on underwriting performance has resulted in a statutory combined ratio averaging 100.9% for the period
1991 to 1995, as compared to 109.3% for the property and casualty industry over the same period (Source: "Best's Review -
Property/Casualty" - January 1996 Edition). Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

     For 1995, net written premiums were nearly $3.1 billion, approximately the same level as in 1994. Premium growth in most of the insurance lines has been offset by a decline in California workers' compensation writings. Aside from the California workers' compensation business, net written premiums grew 6% in 1995.

     The following table shows (in millions) the performance of AFG's property and casualty insurance operations in various categories. While financial data is reported on a statutory basis for insurance regulatory purposes, it is reported in accordance with GAAP for shareholder and other investment purposes. In general, statutory accounting results in lower capital surplus and net earnings than result from application of GAAP. Major differences include charging policy acquisition costs to expense as incurred rather than spreading the costs over the periods covered by the policies; netting of reinsurance recoverables and prepaid reinsurance premiums against the corresponding liability; requiring additional loss reserves; and charging to surplus certain assets, such as furniture and fixtures and agents' balances over 90 days old.

                                   1995      1994      1993
Statutory Basis
Premiums Earned                  $3,006    $2,915    $2,516
Admitted Assets                   6,753     6,398     5,808
Unearned Premiums                 1,160     1,093       912
Loss and Loss Adjustment
  Expense ("LAE") Reserves        3,394     3,275     3,061
Capital and Surplus               1,595     1,586     1,454

                                 1995      1994     1993
GAAP Basis
Premiums Earned                $3,031    $2,945   $2,517
Total Assets                    9,002     8,617    7,869
Unearned Premiums               1,294     1,213    1,012
Loss and LAE Reserves           4,097     4,021    3,679
Shareholder's Equity            2,893     2,615    2,431

     The following table presents certain information with respect to AFG's property and casualty insurance operations
(dollars in millions):

                                 1995      1994     1993

Net written premiums           $3,092    $3,124   $2,667

Net earned premiums            $3,031    $2,945   $2,517
Loss and LAE                    2,265     2,077    1,734
Underwriting expenses             792       770      683
Policyholder dividends              8        84       95
Underwriting profit (loss)    ($   34)   $   14   $    5

GAAP ratios:
 Loss and LAE ratio              74.8%     70.5%    68.9%
 Underwriting expense ratio      26.1      26.1     27.1
 Policyholder dividend ratio       .3       2.8      3.8
 Combined ratio                 101.2%     99.4%    99.8%

Statutory ratios:
 Loss and LAE ratio              74.8%     71.0%    69.3%
 Underwriting expense ratio      25.9      26.3     26.9
 Policyholder dividend ratio      1.7       3.6      2.5
 Combined ratio                 102.4%    100.9%    98.7%

Industry statutory combined
  ratio(a)                      107.2%    108.5%   106.9%

(a)  Ratios are derived from "Best's Review - Property/Casualty"
     (January 1996 Edition).

Nonstandard Automobile Insurance

        General.   The Nonstandard Automobile Insurance segment
("NSA Group") underwrites private passenger automobile physical damage and liability insurance policies for "nonstandard risks." Nonstandard insureds are those individuals who are unable to obtain insurance through standard market carriers due to factors such as age, record of prior accidents, driving violations, particular occupation or type of vehicle. Premium rates for nonstandard risks are generally higher than for standard risks.

Total private passenger automobile insurance premiums written by insurance carriers in the United States in 1995 have been estimated by A.M. Best to be approximately $103 billion. Because it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when standard coverage becomes more restrictive. When this occurs, the criteria which differentiate standard from nonstandard insurance risks change. The size of the voluntary nonstandard market is also affected by rate levels adopted by state administered involuntary plans. Although these factors make it difficult to estimate the size of the nonstandard market, management believes that the voluntary nonstandard market has accounted for approximately 15% of total private passenger automobile insurance premiums written in recent years.

     The NSA Group attributes its premium growth in recent years primarily to entry into additional states, increased market penetration in its existing states, overall growth in the nonstandard market, premium rate increases and its purchase of Leader National. Management believes the nonstandard market has experienced growth in recent years as standard insurers have become more restrictive in the types of risks they write.

     The NSA Group writes business in 42 states and holds licenses to write policies in 48 states and the District of Columbia. The U.S. geographic distribution of the NSA Group's statutory direct written premiums in 1995 compared to 1991, was as follows:

  State          1995    1991      State       1995    1991
  Texas          12.2%     *       Alabama      2.9%    4.5%
  Florida        11.2    19.3%     Washington   2.7      *
  Georgia         9.2    17.5      Missouri     2.6     2.1
  Pennsylvania    8.0      *       Kentucky     2.2      *
  California      7.5    10.3      Virginia      *      5.6
  Connecticut     5.0     4.8      Ohio          *      2.9
  Arizona         4.1     2.3      Arkansas      *      2.6
  Tennessee       3.8     4.8      Oregon        *      2.5
  Oklahoma        3.5      *       Other       18.7    13.4
  Indiana         3.3     3.7                 100.0%  100.0%
  Mississippi     3.1     3.7
  _____________
  * less than 2%

     In addition, AFG writes approximately $50 million (4%) of its net premiums annually in the United Kingdom.

     Management believes that the NSA Group's underwriting success as compared to the automobile insurance industry as a whole has been due, in part, to the refinement of various risk profiles, thereby dividing the consumer market into more defined segments which can be underwritten or priced properly. The NSA Group also generally writes policies of short duration which allow more frequent rating evaluations of individual risks, providing management greater flexibility in the ongoing assessment of the business. In addition, the NSA Group has implemented cost control measures both in the underwriting and claims handling areas.

     The following table presents certain information with respect to AFG's NSA Group insurance operations (dollars in millions):

                                  1995     1994      1993

Net written premiums            $1,277    $1,186    $ 916

Net earned premiums             $1,246    $1,097    $ 812
Loss and LAE                     1,036       833      581
Underwriting expenses              273       265      208
Underwriting profit (loss)     ($   63)  ($    1)   $  23

GAAP ratios:
 Loss and LAE ratio               83.2%     75.9%    71.6%
 Underwriting expense ratio       22.0      24.1     25.6
 Combined ratio                  105.2%    100.0%    97.2%

Statutory ratios:
 Loss and LAE ratio               83.1%     76.0%    72.5%
 Underwriting expense ratio       21.6      23.9     24.5
 Combined ratio                  104.7%     99.9%    97.0%

Industry statutory combined
  ratio(a)                       102.3%    101.3%   101.7%

(a) This information refers to the private passenger automobile industry statutory combined ratio derived from "Best's Review - Property/Casualty" (January 1996 Edition). Although AFG believes that there is no reliable regularly published combined ratio data for the nonstandard automobile insurance industry, AFG believes that such a combined ratio would be lower than the private passenger automobile industry average shown above.

     Marketing.   Each of the principal units in the NSA Group is
responsible for its own marketing, sales, underwriting and claims processing. Sales efforts are primarily directed toward independent agents to convince them to select an NSA Group insurance company for their customers. These units each write policies through several thousand independent agents.

     Of the approximately one million NSA Group policies in force at December 31, 1995, approximately 90% had policy limits of $50,000 or less per occurrence. Most NSA Group policies are written for policy periods of six months or less, with some as short as one month.

     Competition.   A large number of national, regional and
local insurers write nonstandard private passenger automobile insurance coverage. Insurers in this market generally compete on the basis of price (including differentiation on liability limits, variety of coverages offered and deductibles), geographic availability and ease of enrollment and, to a lesser extent, reputation for claims handling, financial stability and customer service. NSA Group management believes that sophisticated data analysis for refinement of risk profiles has helped the NSA Group to compete successfully. The NSA Group attempts to provide selected pricing for a wider spectrum of risks and with a greater variety of payment options, deductibles and limits of liability than are offered by many of its competitors.

Specialty Lines

     General.   The Specialty Lines segment emphasizes the
writing of specialized insurance coverage where AFG personnel are experts in particular lines of business or customer groups including California workers' compensation, executive liability, ocean and inland marine, agricultural-related coverages (allied lines), non-profit liability, umbrella and excess and surplus lines. The Specialty Lines workers' compensation operations write coverage for statutory prescribed benefits payable to employees (principally in California) who are injured on the job. The executive and professional liability divisions market liability coverage for lawyers and corporate directors and officers. Ocean and inland marine businesses provide such coverage as marine cargo, boat dealers, marina operators/dealers, excursion vessels, builder's risk, contractor's equipment, excess property and transportation cargo. The agricultural-related businesses provide multi-peril crop insurance covering all weather and disease perils as well as coverage for full-time operating farms/ranches and agribusiness operations on a nationwide basis through independent agents who specialize in the rural market. The non-profit liability business provides property, general/professional liability, automobile, trustee liability, umbrella and crime coverage for a wide range of non-profit organizations. These operations also provide excess and surplus commercial property and casualty insurance in a variety of industries.

     Specialization is the key element to the underwriting success of these business units. Each unit has independent management with significant operating autonomy to oversee the important operational functions of its business such as underwriting, pricing, marketing, policy processing and claims service. These specialty lines are opportunistic and their premium volume will vary based on current market conditions. AFG continually evaluates new specialty markets.

     The U.S. geographic distribution of the Specialty Lines statutory direct written premiums in 1995 compared to 1991, was as follows:

  State          1995    1991       State         1995     1991
  California     32.6%   45.2%      Florida        3.1%      *
  Texas           8.4     4.1       New Jersey     2.8      2.4%
  New York        5.4     5.4       Pennsylvania   2.3      2.8
  Massachusetts   4.5     2.2       Ohio           2.1      2.3
  Illinois        3.6     3.3       Michigan       2.1      2.2
  Oklahoma        3.5     8.2       Other         29.6     21.9
                                                 100.0%   100.0%
  _____________
  * less than 2%

     The following table sets forth a distribution of statutory net written premiums for AFG's Specialty Lines by NAIC annual statement line for 1995 compared to 1991:

                                  1995     1991

   Workers' compensation          29.8%    47.7%
   Other liability                20.4     15.5
   Commercial multi-peril          8.5      3.1
   Allied lines                    8.4      4.4
   Inland marine                   7.9      6.0
   Auto liability                  7.6      9.4
   Ocean marine                    4.5      3.2
   Surety                          2.9      2.8
   Fire                            2.5      1.5
   Auto physical damage            2.1      2.9
   Other                           5.4      3.5
                                 100.0%   100.0%

     The following table presents certain information with respect to AFG's Specialty Lines insurance operations (dollars in millions):

                                1995      1994      1993

Net written premiums          $1,097    $1,250    $1,079

Net earned premiums           $1,085    $1,185    $1,035
Loss and LAE                     730       785       667
Underwriting expenses            302       291       235
Policyholder dividends            (3)       76        93
Underwriting profit           $   56    $   33    $   40

GAAP ratios:
  Loss and LAE ratio            67.2%     66.2%     64.4%
  Underwriting expense ratio    27.9      24.6      22.7
  Policyholder dividend ratio    (.3)      6.4       9.0
  Combined ratio                94.8%     97.2%     96.1%

Statutory ratios:
  Loss and LAE ratio            67.5%     66.7%     64.8%
  Underwriting expense ratio    28.1      25.2      23.3
  Policyholder dividend ratio    4.2       8.5       6.0
  Combined ratio                99.8%    100.4%     94.1%

Industry statutory combined
  ratio(a)                     107.2%    108.5%    106.9%

(a)  Ratios are derived from "Best's Review - Property/Casualty"
     (January 1996 Edition).

     Marketing.   The Specialty Lines operations direct their
sales efforts primarily toward independent property and casualty insurance agents and brokers. These businesses write insurance through more than 5,000 agents and have more than 250,000 policies in force.

     Competition.   These businesses compete with other insurers
as well as the California State Fund in the California workers' compensation insurance market. Because of the specialty nature of these coverages, competition is based primarily on service to policyholders and agents, specific characteristics of products offered and reputation for claims handling. Price, commissions and profit sharing terms are also important factors. Competitors include individual insurers and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. Management believes that sophisticated data analysis for refinement of risk profiles, extensive specialized knowledge and loss prevention service have helped these businesses compete successfully.

Commercial and Personal Lines

     General.   Major commercial lines of business are workers'
compensation, commercial multi-peril, umbrella (including primary and excess layers) and general liability insurance. The workers' compensation business has experienced solid growth and profitability due to improved rate structures and favorable trends in medical care costs and the success of its Drug-Free Workplace program.

     AFG's Drug-Free Workplace program for workers' compensation customers assists insureds in setting up drug testing programs (as permitted by law), drug and alcohol education programs and work safety programs. At December 31, 1995, there were more than 650 insureds in 16 states with such programs producing approximately $55 million in annual net written premiums.

     Commercial business is written in 25 states where management believes adequate rates can be obtained and where assigned risk costs are not excessive. AFG's approach focuses on specific customer groups, such as fine restaurants, light manufacturers, high rise living units, hotels/motels and insureds with large umbrella coverages. The approach also emphasizes site visits at prospective customers to ensure underwriter familiarity with risk factors relating to each insured and to avoid those risks which have unacceptable frequency or severity exposures.

     Personal lines of business consist primarily of standard private passenger auto and homeowners' insurance and are written in 38 states. AFG's approach is to develop tailored rates for its personal automobile customers based on a wide variety of factors, including make and model of the insured automobile and the driving record of the insureds. The approach to homeowners business is to limit writings in locations with catastrophic exposures such as windstorms, earthquakes and hurricanes.

     The U.S. geographic distribution of the Commercial and Personal Lines statutory direct written premiums in 1995 compared to 1991, was as follows:

  State           1995     1991      State          1995    1991
  Connecticut      14.1%   12.0%     Florida         3.2%    2.8%
  New York         11.9     7.7      California      2.3     9.1
  North Carolina   10.6    11.7      Massachusetts   2.2     2.6
  New Jersey        9.7     7.6      Illinois        2.2     3.2
  Pennsylvania      6.5     2.5      Washington       *      2.7
  Texas             5.0      *       Oregon           *      2.5
  Michigan          4.0     3.5      Virginia         *      2.3
  Maryland          3.8     3.5      Minnesota        *      2.1
  Ohio              3.8     4.5      Other          20.7    19.7
                                                   100.0%  100.0%
  _____________
  * less than 2%

     The following table sets forth a distribution of statutory net written premiums for AFG's Commercial and Personal Lines by NAIC annual statement line for 1995 compared to 1991:

                                1995      1991

   Auto liability               28.8%     23.9%
   Workers' compensation        18.0      13.3
   Commercial multi-peril       17.2      24.7
   Auto physical damage         12.3      12.0
   Homeowners                   11.1      12.1
   Other liability               7.3       9.1
   Inland marine                 1.7       1.8
   Other                         3.6       3.1
                               100.0%    100.0%

     The following table presents certain information with respect to AFG's Commercial and Personal Lines insurance operations (dollars in millions):

                                 1995     1994     1993

Net written premiums            $ 717    $ 683     $666

Net earned premiums             $ 698    $ 656     $664
Loss and LAE                      468      430      430
Underwriting expenses             214      211      238
Policyholder dividends             11        8        2
Underwriting profit (loss)      $   5    $   7    ($  6)

GAAP ratios:
 Loss and LAE ratio              66.9%    65.5%    64.8%
 Underwriting expense ratio      30.6     32.2     35.9
 Policyholder dividend ratio      1.6      1.2       .3
 Combined ratio                  99.1%    98.9%   101.0%

Statutory ratios:
 Loss and LAE ratio              67.2%    67.0%    65.0%
 Underwriting expense ratio      29.9     32.4     36.0
 Policyholder dividend ratio       .6      1.0       -
 Combined ratio                  97.7%   100.4%   101.0%

Industry statutory combined
  ratio(a)                      107.2%   108.5%   106.9%

(a)  Ratios are derived from "Best's Review - Property/Casualty"
     (January 1996 Edition).

     Marketing.   The Commercial and Personal Lines business
units direct their sales efforts primarily toward independent agents and brokers. These businesses write insurance through more than 4,000 agents and have more than 515,000 policies in force.

     Competition.   These businesses compete with other insurers,
primarily on the basis of price (including differentiation on policy limits, coverages offered and deductibles), agent commissions and profit sharing terms. Customer service, loss prevention and reputation for claims handling are also important factors. Competitors include individual insurers and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. Management believes that sophisticated data analysis for refinement of risk profiles, disciplined underwriting practices and aggressive loss prevention procedures have enabled these businesses to compete successfully on the basis of price without negatively affecting underwriting profitability.

Reinsurance

     Consistent with standard practice of most insurance companies, AFG reinsures a portion of its business with other reinsurance companies and assumes a relatively small amount of business from other insurers. Ceding reinsurance permits diversification of risks and limits the maximum loss arising from large or unusually hazardous risks or catastrophic events. AFG's insurance companies enter into separate reinsurance programs due to their differing exposures. The availability and cost of reinsurance are subject to prevailing market conditions which may affect the volume and profitability of business that is written. AFG is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers does not relieve AFG of its liability to its insureds.

     Due in part to the limited exposure on individual policies, none of the insurance companies in the NSA Group is involved to a material degree in reinsuring risks with third party insurance companies.

     Republic Indemnity reinsures a portion of its exposure with other insurance companies to limit its maximum loss arising out of any one occurrence. Republic Indemnity retains the first $1.5 million of each loss, the next $1.5 million of each loss is reinsured with a major reinsurance company, the next $2 million of each loss is shared equally by Republic Indemnity and the reinsurance company and the remaining $145 million of each loss is covered by reinsurance treaties provided by a group of more than 50 reinsurance companies. Republic Indemnity does not assume reinsurance, except as an accommodation to policyholders who have a small percentage of their employees outside the state of California.

     Great American currently has treaty reinsurance programs which generally provide reinsurance coverage above specified retention maximums. For workers' compensation policies, the retention maximum is $1 million per loss occurrence with reinsurance coverage for the next $49 million. For all other casualty policies, the retention maximum is $5 million per loss occurrence with reinsurance coverage for the next $15 million. For property coverages, a property per risk excess of loss treaty is maintained with a retention maximum of $5 million per risk and reinsurance coverage for the next $25 million. For catastrophe coverage on property risks, the retention is $20 million with reinsurance covering 95% of the next $130 million in losses with an additional layer of reinsurance providing coverage for 76% of the next $50 million for the peril of wind only. In addition, GAI purchases facultative reinsurance providing coverage on a risk by risk basis, both pro rata and excess of loss, depending on the risk and available reinsurance markets.

     Included in "recoverables from reinsurers and prepaid reinsurance premiums" were $84 million on paid losses and LAE and $704 million on unpaid losses and LAE at December 31, 1995. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations. Market conditions over the past few years have forced many reinsurers into financial difficulties or liquidation proceedings. At December 31, 1995, AFG's insurance subsidiaries had an allowance of approximately $81 million for doubtful collection of reinsurance recoverables. AFG regularly monitors the financial strength of its reinsurers. This process periodically results in the transfer of risks to more financially secure reinsurers. AFG's major reinsurers include American Re-Insurance Company, Employers Reinsurance Corporation, NAC Reinsurance Corporation, Mitsui Marine and Fire Insurance Company, Ltd. and Taisho Marine & Fire Insurance Company. Management believes that this present group of reinsurers is financially sound.

     Premiums written for reinsurance ceded and assumed are presented in the following table (in millions):

                                             1995   1994  1993
     Reinsurance ceded                       $482   $422  $342
     Reinsurance assumed - including
      involuntary pools and associations       98    119   135

Loss and Loss Adjustment Expense Reserves

     The consolidated financial statements include the estimated liability for unpaid losses and LAE of AFG's insurance subsidiaries. This liability represents estimates of the ultimate net cost of all unpaid losses and LAE and is determined by using case-basis evaluations and actuarial projections. These estimates are subject to the effects of changes in claim amounts and frequency and are periodically reviewed and adjusted as additional information becomes known. In accordance with industry practices, such adjustments are reflected in current year operations.

     Future costs of claims are projected based on historical trends adjusted for changes in underwriting standards, policy provisions, the anticipated effect of inflation and general economic trends. These anticipated trends are monitored based on actual development and are reflected in estimates of ultimate claim costs.

     Generally, reserves for reinsurance and involuntary pools and associations are reflected in AFG's results at the amounts reported by those entities.

     Unless otherwise indicated, the following discussion of insurance reserves includes the reserves of American Premier's subsidiaries for only those periods following the Mergers.

     See Note P to the Financial Statements for an analysis of changes in AFG's estimated liability for losses and LAE, net of reinsurance (and grossed up), over the past three years on a GAAP basis.

     The following table presents the development of AFG's liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years, excluding reserves of American Premier subsidiaries prior to the Mergers. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 1995. The remainder of the table presents development as percentages of the estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.

                                   1985    1986     1987     1988     1989     1990
Liability for unpaid losses
and loss adjustment expenses:
 As originally estimated         $1,605  $1,843   $2,024   $2,209   $2,246   $2,137
 As re-estimated at
  December 31, 1995               2,385   2,258    2,222    2,275    2,271    2,103

Liability re-estimated as of:
 One year later                   109.2%  102.7%   102.5%    99.8%   100.4%    98.6%
 Two years later                  116.7%  107.3%   103.6%   100.0%    99.3%    97.7%
 Three years later                123.4%  109.7%   103.1%    99.7%    98.4%    97.4%
 Four years later                 129.9%  110.8%   102.5%    98.7%    98.2%    99.2%
 Five years later                 132.3%  111.8%   102.6%    99.1%   101.1%    98.4%
 Six years later                  134.8%  112.7%   103.5%   103.0%   101.1%
 Seven years later                136.6%  115.3%   109.4%   103.0%
 Eight years later                140.7%  122.1%   109.8%
 Nine years later                 148.2%  122.5%
 Ten years later                  148.6%

Cumulative deficiency
 (redundancy)                      48.6%   22.5%     9.8%     3.0%     1.1%    (1.6%)

Cumulative paid as of:
 One year later                    45.5%   33.0%    29.2%    29.4%    32.3%    26.1%
 Two years later                   69.0%   52.5%    49.0%    48.6%    48.2%    43.2%
 Three years later                 84.6%   67.7%    63.5%    59.8%    59.2%    55.3%
 Four years later                  96.6%   79.3%    72.2%    67.9%    67.6%    64.8%
 Five years later                 106.4%   86.4%    78.5%    74.0%    74.3%    70.4%
 Six years later                  112.4%   91.9%    83.6%    79.5%    78.1%
 Seven years later                117.3%   96.1%    87.7%    82.4%
 Eight years later                121.3%  100.0%    90.3%
 Nine years later                 125.2%  102.7%
 Ten years later                  128.0%

                                   1991    1992     1993     1994     1995
Liability for unpaid losses
and loss adjustment expenses:
 As originally estimated         $2,129  $2,123   $2,113   $2,187   $3,393
 As re-estimated at
  December 31, 1995               2,040   1,985    1,959    2,080      N/A
Liability re-estimated as of:
 One year later                    99.3%   99.9%    98.1%    95.1%
 Two years later                   98.7%   98.2%    92.7%
 Three years later                 97.4%   98.0%    93.5%
 Four years later                  99.2%   95.8%
 Five years later                  98.4%
Cumulative deficiency
 (redundancy)                      (4.2%)  (6.5%)   (7.3%)   (4.9%)    N/A
Cumulative paid as of:
 One year later                    26.1%   26.4%    26.7%    25.2%    26.5%
 Two years later                   43.2%   43.0%    43.7%    40.1%
 Three years later                 55.3%   55.4%    53.6%
 Four years later                  64.8%   62.6%
 Five years later                  70.4%

     The following table presents the development of the liability (in millions) for losses and LAE, net of reinsurance, including the reserves of American Premier's subsidiaries for periods prior to the Mergers.

                                   1985    1986     1987     1988     1989     1990
Liability for unpaid losses
and loss adjustment expenses:
 As originally estimated         $1,605  $1,843   $2,024   $2,209   $2,616   $2,739
 As re-estimated at
  December 31, 1995               2,385   2,258    2,222    2,275    2,579    2,640

Cumulative deficiency
  (redundancy)                     48.6%   22.5%     9.8%     3.0%   (1.4%)    (3.6%)

                                   1991    1992     1993     1994    1995
Liability for unpaid losses
and loss adjustment expenses:
 As originally estimated         $2,793  $2,886   $3,029   $3,267  $3,393
 As re-estimated at
  December 31, 1995               2,648   2,655    2,790    3,110     N/A

Cumulative deficiency
  (redundancy)                     (5.2%)  (8.0%)  (7.9%)   (4.8%)    N/A

     These tables do not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, a deficiency

(redundancy) related to losses settled in 1995, but incurred in 1985, would be included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the years 1985 through 1994. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

     The adverse development in earlier years in the tables above was caused partially by the effect of higher than projected inflation on medical, hospitalization, material, repair and replacement costs. Additionally, changes in the legal environment have influenced the development patterns over the past ten years. Two significant changes in the early to mid-1980s were the trend towards an adverse litigious climate and the change from contributory to comparative negligence.

     The adverse litigious climate is evidenced by an increase in lawsuits and damage awards, changes in judicial interpretation of legal liability and of the scope of policy coverage, and a lengthening of time it takes to settle cases. In addition, a trend has developed in the manner and timeliness of first claim notices. Historically, the first notification of claim came directly from the claimant; in recent years, however, there has been a gradual increase in the number of notifications in the form of direct legal action. Not only has this notification been less timely, it has been more adversarial in nature.

     The change in rules of negligence governing tort claims has also influenced the loss development trend. During the early to mid-1980s, most states changed from contributory to comparative negligence rules. Under contributory negligence rules, a plaintiff seeking damages is barred from recovering damages for a loss if it can be demonstrated that the plaintiff's own negligence contributed in any way to the cause of the injury. Under comparative negligence rules, a plaintiff's negligence is no longer a bar to recovery. Instead, the degree of plaintiff's negligence is compared to the negligence of any other party. Generally, if the plaintiff's negligence is 50% or less of the cause of the injury, the plaintiff can recover damages, but in an amount reduced by the portion of damage attributable to the plaintiff's own negligence. Many claims which would have been successfully defended under contributory negligence rules now result in an award of damages or a settlement during suit under the comparative negligence rules.

     The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles ("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 1995, are as follows (in millions):

     Liability reported on a SAP basis                  $3,394

      Additional discounting of GAAP reserves in excess
       of the statutory limitation for SAP reserves        (21)
      Reserves of foreign operations                        20
      Reinsurance recoverables                             704

     Liability reported on a GAAP basis                 $4,097

     Asbestos and Environmental Reserves. The insurance industry typically includes only claims relating to polluted waste sites and asbestos in defining environmental exposures. AFG extends this definition to include claims relating to breast implants, repetitive stress on keyboards, DES (a drug used in pregnancies years ago alleged to cause cancer and birth defects) and other latent injuries ("A&E").

     Establishing reserves for A&E claims is subject to uncertainties that are greater than those presented by other types of claims. Factors contributing to those uncertainties include a lack of sufficiently detailed historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Courts have reached different and sometimes inconsistent conclusions as to when a loss is deemed to have occurred, what policies provide coverage, what claims are covered, whether there is an insured obligation to defend, how policy limits are determined and other policy provisions. Management believes these issues are not likely to be resolved in the near future.

     Prior to the fourth quarter of 1994, AFG maintained reserves only on its reported A&E claims; reserves for claims incurred but not reported ("IBNR") were not allocated to A&E claims.
Following completion of a detailed analysis in the fourth quarter, AFG allocated a specific portion of its IBNR reserves to A&E claims. Based on known facts, current law, and current industry practices, management believes that its reserves for such claims are appropriate.

     The following table (in millions) is a progression of reserves for A&E exposures for which AFG has been held liable under general liability policies written years ago where environmental coverage was not intended and, in many cases, was specifically excluded.

                                      1995    1994    1993

Reserves at beginning of year       $226.8  $141.5  $142.6
Incurred losses and LAE (a)           25.6   118.3    36.4
Paid losses and LAE                  (32.1)  (33.0)  (37.5)
Reserves at end of year, net of
  reinsurance recoverable            220.3   226.8   141.5
Reinsurance recoverable              163.5   155.0   106.9
Gross reserves at end of year       $383.8  $381.8  $248.4

(a) Amounts in 1994 reflect an allocation of a specific portion of IBNR reserves to A&E claims as described above.

     Since the mid-1980's, AFG has also written certain environmental coverages (asbestos abatement and underground storage tank liability) in which the premium charged is intended to provide coverage for the specific environmental exposures inherent in these policies. The business has been profitable since its inception. To date, approximately $174 million of premiums has been written and reserves for unpaid losses and LAE aggregated $48 million at December 31, 1995 (not included in the above table).

Annuity Operations

     General.   American Annuity Group ("AAG") is a holding
company whose primary asset is the capital stock of GALIC which it acquired from GAI on December 31, 1992. GALIC sells annuities primarily to employees of qualified not-for-profit organizations. GALIC is currently rated "A" (Excellent) by A.M. Best. AAG and its subsidiaries employ approximately 850 persons.

     The following table (in millions) presents information concerning GALIC.

                                        1995     1994    1993
Statutory Accounting Principles Basis
Total Assets                          $5,414   $5,057  $4,758
Insurance Reserves:
  Annuities                           $4,974   $4,655  $4,299
  Life                                    22       21      22
  Accident and Health                     -         1       1
                                      $4,996   $4,677  $4,322

Capital and Surplus                   $  273   $  256  $  251
Asset Valuation Reserve (a)               90       80      70
Interest Maintenance Reserve (a)          32       28      36

Annuity Receipts:
  Flexible Premium:
    First Year                        $   42   $   39  $   47
    Renewal                              196      208     223
                                         238      247     270
  Single Premium                         219      196     130
     Total Annuity Receipts           $  457   $  443  $  400


Generally Accepted Accounting Principles Basis
Total Assets                          $5,631   $5,044  $4,883
Annuity Benefits Accumulated           4,917    4,596   4,257
Stockholder's Equity                     645      449     520

(a) Allocation of surplus.

     Annuity Products.   Annuities are long-term retirement
savings plans that benefit from interest accruing on a tax-deferred basis. Employees of qualified not-for-profit organizations are eligible to save for retirement through contributions made on a before tax basis. Contributions are made at the discretion of the participants through payroll deductions or through tax-free "rollovers" of funds. Federal income taxes are not payable on contributions or earnings until amounts are withdrawn.

     GALIC's principal products are FPDAs and SPDAs. FPDAs are characterized by premium payments that are flexible in amount and timing as determined by the policyholder. SPDAs are issued in exchange for a one-time lump-sum premium payment. Over the last five years, approximately three-fourths of GALIC's SPDA receipts have resulted from rollovers of tax-deferred funds previously maintained by policyholders with other insurers.

     All annuity products issued by GALIC itself have been fixed rate annuities. With a fixed rate annuity, an interest crediting rate is initially set by the issuer, and thereafter changed from time to time by the issuer based on market conditions, subject to any guaranteed interest crediting rates in the policy. At December 31, 1995, approximately 95% of GALIC's annuity policyholder benefit reserves consisted of fixed rate annuities which offered a minimum interest rate guarantee of 4%. The balance of the liabilities had a minimum guaranteed rate of 3%. In determining the frequency and extent of changes in the crediting rate, GALIC takes into account the profitability of its annuity business and the relative competitive position of its products.

     A GALIC subsidiary began marketing variable annuities in the fourth quarter of 1995. With a variable annuity, the earnings credited to the policy varies based on the investment results of the underlying investment options chosen by the policyholder. Policyholders may also choose to direct all or a portion of their premiums to various fixed rate options. For these annuity products, all premiums directed to the variable options are placed in funds managed by third party investment advisers.

     GALIC seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its policies. GALIC accomplishes this by (i) offering crediting rates which it has the option to change, (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities. GALIC imposes certain surrender charges and front-end fees during the first five to ten years of a policy to discourage customers from surrendering or withdrawing funds in those early years. Partly due to these features, annuity surrender payments have averaged approximately 8% of related statutory reserves over the past five years. At December 31, 1995, GALIC had over 250,000 annuity policies in force, nearly all of which were individual contracts.

     Marketing.   GALIC markets its tax-deferred annuities
principally to employees of educational institutions in the kindergarten through high school segment. GALIC's management believes that this market segment is attractive because of its size and growth potential, and the persistency rate it has demonstrated. In 1995, written premiums from this market segment represented approximately three-fourths of GALIC's total tax-qualified premiums.

     GALIC distributes its annuity products through over 80 managing general agents ("MGAs") who, in turn, direct approximately 1,000 actively producing independent agents. GALIC has developed its business on the basis of its relationships with MGAs and independent agents primarily through a consistent marketing approach and responsive service.

     GALIC is licensed to sell its products in all states (except
New York) and in the District of Columbia. The following table reflects the geographical distribution of GALIC's annuity premiums in 1995 compared to 1991.

  State           1995    1991       State         1995    1991
  California      19.4%   20.1%      New Jersey     4.1%    6.3%
  Florida          7.8     9.8       Minnesota      3.8      *
  Massachusetts    6.5     9.1       Connecticut    3.4     6.2
  Ohio             6.4     5.1       Illinois       2.9     3.3
  Michigan         6.2     9.4       Iowa           2.1      *
  Washington       5.4      *        Rhode Island    *      2.8
  North Carolina   4.8     2.9       Other         22.6    20.0
  Texas            4.6     5.0                    100.0%  100.0%
  _____________
  * less than 2%

     Sales of annuities are affected by many factors, including:
(i) competitive rates and products; (ii) the general level of interest rates; (iii) the favorable tax treatment of annuities;
(iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) alternative investment products; and (viii) general economic conditions.

     Acquisition of Laurentian In November 1995, AAG completed the acquisition of Laurentian Capital Corporation, a life insurance holding company, for $151 million. Laurentian's principal insurance subsidiaries are Loyal American Life Insurance Company and Prairie States Life Insurance Company.

     Loyal offers a variety of life and supplemental health insurance products through payroll deduction plans and credit unions. Loyal's products are marketed with the endorsement or consent of the employer or the credit union management. In 1995 and 1994, Loyal collected $41 million and $43 million, respectively, in life and accident and health premiums. At December 31, 1995, Loyal had total statutory assets of approximately $252 million, reserves for future policy benefits of approximately $201 million, and capital and surplus of approximately $35 million.

     Prairie offers a variety of life insurance and annuity products to finance pre-arranged funerals. Prairie markets its products with the sponsorship of state associations of funeral directors as well as individual funeral directors. At year-end 1995, Prairie had relationships with more than 2,000 funeral homes nationwide. In 1995 and 1994, Prairie collected $80 million and $53 million, respectively, in life and annuity premiums. At December 31, 1995, Prairie had total statutory assets of approximately $359 million, reserves for future policy benefits of approximately $320 million and capital and surplus of approximately $24 million. In March 1996, AAG changed Prairie's name to American Memorial Life Insurance Company.

     Competition    AAG's insurance companies operate in
highly competitive markets. They compete with other insurers and financial institutions based on many factors, including
(i) ratings, (ii) financial strength, (iii) reputation, (iv) service to policyholders, (v) product design (including interest rates credited), (vi) commissions and (vii) service to agents. Since policies are marketed and distributed primarily through independent agents, the insurance companies must also compete for agents. Management believes that consistently targeting the same market and emphasizing service to agents and policyholders provides a competitive advantage.

     More than 100 insurance companies offer tax-deferred annuities. No single insurer dominates the marketplace. Competitors include (i) individual insurers and insurance groups, (ii) mutual funds and (iii) other financial institutions of varying sizes. Some of these are mutual insurance companies possessing competitive advantages in that all of their profits inure to their policyholders, and many of which possess financial resources substantially in excess of those available to AAG's insurance companies. In a broader sense, AAG's insurance companies compete for retirement savings with a variety of financial institutions offering a full range of financial services. Financial institutions have demonstrated a growing interest in marketing investment and savings products other than traditional deposit accounts. In addition, recent judicial and regulatory decisions have expanded powers of financial institutions in this regard. It is too early to predict what impact, if any, these developments will have on AAG's insurance companies.

Other Companies

     AFEI is a holding company with assets consisting primarily of investments in the common stock of AFG, American
Annuity and Citicasters.

     Through subsidiaries, AFC is engaged in a variety of other businesses, including The Golf Center at Kings Island (golf and tennis facility) and Provident Travel Agency, both in the Greater Cincinnati area; commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), Louisiana (Le Pavillon Hotel), Massachusetts (Chatham Bars Inn), Texas (Driskill Hotel) and apartments in Florida, Kentucky, Louisiana, Minnesota, Oklahoma, Pennsylvania, Texas and Wisconsin. These operations employ approximately 700 full-time employees.

     In March 1996, American Premier sold its interest in an independent pipeline common carrier of refined petroleum products for approximately $63 million.

     In June 1994, AFC sold its investment in General Cable common stock to an unaffiliated company for $27.6 million in cash. General Cable was formed in 1992 to hold American Premier's wire and cable and heavy equipment manufacturing businesses.

     AFC was engaged in the distribution and production of filmed entertainment programming through Spelling
Entertainment Group. In 1993, AFC sold its common stock investment in Spelling to Blockbuster Entertainment in exchange for $151 million in Blockbuster securities.

     In 1993, AFC sold its insurance brokerage operation, American Business Insurance, Inc., to Acordia, Inc., an

Indianapolis-based insurance broker for $82 million in cash and Acordia securities.

Investment Portfolio

     General.   A breakdown of AFG's December 31, 1995,
investment portfolio by business segment follows (excluding investment in equity securities of investee corporations) (in millions).

                                                                       Total
                                              Carrying Value          Market
                                      P&C  Annuity  Other     Total    Value
Cash and short-term investments    $  230   $  169   $145   $   544  $   544
Bonds and redeemable preferred
  stocks                            4,261    5,272      5     9,538    9,679
Other stocks, options and
 warrants                             219       33     -        252      252
Loans receivable                      148      464     19       631      631(a)
Real estate and other investments     140       40     40       220      220(a)
                                   $4,998   $5,978   $209   $11,185  $11,326

(a) Carrying value used since market values are not readily available.

    The following tables present the percentage distribution and yields of AFG's investment portfolio (excluding investment in equity securities of investee corporations) as reflected in its financial statements.

                                          1995    1994    1993   1992   1991
Cash and Short-term Investments            4.9%    2.2%    2.3%   9.3%  15.3%
Bonds and Redeemable Preferred Stocks:
 U.S. Government and Agencies              3.7     4.0     2.8    5.7    5.3
 State and Municipal                        .7      .8      .8     .6     .6
 Public Utilities                          9.7     9.1     9.3    8.5   10.7
 Mortgage-Backed Securities               20.7    21.8    24.7   22.9   20.8
 Corporate and Other                      46.8    48.6    42.0   33.9   31.8
 Redeemable Preferred Stocks               1.0     1.4     1.3     .8     .3
                                          82.6    85.7    80.9   72.4   69.5
 Net Unrealized Gains (Losses) on Bonds
   and Redeemable Preferred Stocks held
   Available for Sale                      2.7    (1.0)    1.8     .8     -
                                          85.3    84.7    82.7   73.2   69.5
Other Stocks, Options and Warrants         2.3     2.7     4.6    2.6    3.2
Loans Receivable                           5.6     8.4     8.5   12.9    9.9
Real Estate and Other Investments          1.9     2.0     1.9    2.0    2.1
                                         100.0%  100.0%  100.0% 100.0% 100.0%

Yield on Fixed Income Securities:
 Excluding realized gains and losses       7.9%    8.1%    8.0%   8.8%   9.5%
 Including realized gains and losses       8.8%    8.1%    8.7%   9.8%   9.0%

Yield on Stocks:
 Excluding realized gains and losses       3.9%    5.1%    4.4%   6.4%   2.2%
 Including realized gains and losses       8.4%   35.4%   16.9%  15.5%  29.7%

Yield on Investments (A):
 Excluding realized gains and losses       7.9%    8.1%    7.9%   8.7%   9.2%
 Including realized gains and losses       8.8%    8.8%    9.0%  10.0%  10.0%

(A)  Excludes "Real Estate and Other Investments".

     Fixed Maturity Investments. Unlike most insurance groups which have portfolios that are invested heavily in tax-exempt bonds, AFG's bond portfolio is invested primarily in taxable bonds. The NAIC assigns quality ratings which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows AFG's bonds and mandatory redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 1995 (dollars in millions):

 NAIC                                  Amortized    Market   Value
Rating Comparable S&P Rating                Cost    Amount       %

 1     AAA, AA, A                         $6,137    $6,428     66%
 2     BBB                                 2,556     2,682     28
          Total investment grade           8,693     9,110     94
 3     BB                                    326       338      4
 4     B                                     218       223      2
 5     CCC, CC, C                             -          2      *
 6     D                                      -          6      *
          Total non-investment grade         544       569      6
Total                                     $9,237    $9,679    100%

_______________
(*)Less than 1%

     Risks inherent in connection with fixed income securities include loss upon default and market price volatility. Factors which can affect the market price of securities include: creditworthiness, changes in interest rates, the number of market makers and investors, defaults by major issuers of securities and public concern about concentrations in certain types of securities by institutions.

     AFG's primary investment objective for bonds and mandatory redeemable preferred stocks is to receive interest and dividend income rather than to realize capital gains. AFG invests in bonds and mandatory redeemable preferred stocks that have primarily short-term and intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates.

     Equity Investments.   AFG's equity investment practice
permits concentration of attention on a relatively limited number of companies. Some of the equity investments, because of their size, may not be as readily marketable as the typical small investment position. Alternatively, a large equity position may be attractive to persons seeking to control or influence the policies of a company and AFG's concentration in a relatively small number of companies may permit it to identify investments with above average potential to increase in value.

     The December 31, 1995, carrying values and market values of AFG's investment in Chiquita and Citicasters, as well as its ownership percentages in these investee corporations, were as follows (dollars in millions):

                                 AFG's
                             Ownership   Carrying    Market
                            Percentage      Value     Value

        Chiquita                44%        $232.4   $330.0
        Citicasters             38%          74.1    178.8
                                           $306.5   $508.8

     Chiquita    Chiquita is a leading international marketer,
producer and distributor of bananas and other quality fresh and processed food products. In addition to bananas, these products include tropical fruit and other fresh produce; fruit and vegetable juices and beverages; processed fruits and vegetables; salads; and edible oil-based consumer products. Sales of bananas accounted for approximately 60% of Chiquita's net sales in each of the last three years. In 1995, Chiquita sold approximately one-half of its total banana volumes in Europe and over 40% of its banana volumes in North America. Chiquita has generally been able to obtain a premium price for its bananas due to its reputation for quality and its innovative marketing techniques.

     Banana marketing is highly competitive. Selling prices which importers receive for bananas depend on the available supplies of bananas and other fresh fruit in each market and on the relative quality and wholesaler and retailer acceptance of bananas offered by competing importers. Excess supplies may result in increased price competition. Although production of bananas tends to be relatively stable throughout the year, competition comes not only from bananas sold by others, but also from other fresh fruit which may be seasonal in nature. The resulting seasonal variations in demand cause banana pricing to be seasonal. As a result, quarterly results of Chiquita, and therefore AFG's equity in Chiquita's earnings, are subject to significant seasonal variations with stronger quarterly results occurring in the first six months of the calendar year.

     A significant portion of Chiquita's operations are conducted in foreign countries, and are subject to risks that are inherent in operating in such foreign countries, including government regulation, fluctuations in exchange rates, currency restrictions and other restraints, risks of expropriation and burdensome taxes.

     In 1993, the European Union ("EU") implemented a new quota restricting the volume of Latin American bananas imported into the EU, which had the effect of decreasing Chiquita's volume and market share in Europe. The quota grants preferred status to producers and importers within the EU and its former colonies, while imposing quotas and tariffs on bananas imported from other sources, including Latin America, which is Chiquita's primary source of fruit. In March 1994, four of the countries which had previously filed actions against the EU banana policy (Costa Rica, Colombia, Nicaragua and Venezuela) reached a settlement with the EU by signing a "Framework

Agreement." The Framework Agreement authorizes the imposition of additional restrictive and discriminatory quotas and export licenses on U.S. banana marketing firms, while leaving EU firms exempt. Costa Rica and Colombia implemented this agreement in 1995, significantly increasing Chiquita's cost to export bananas from these sources.

     In September 1995, based on a finding by the Office of the U.S. Trade Representative ("USTR") that the EU regime unfairly discriminates against U.S. banana marketing firms, the United States, joined by Guatemala, Honduras and Mexico (and, in February 1996, by Ecuador), commenced an international trade challenge against the EU regime using the procedures of the World Trade Organization. In January 1996, the USTR announced that it had found the Framework Agreement export policies of Costa Rica and Colombia to be unfair and further announced that it was not imposing sanctions at that time, pending further consultations with those countries to eliminate harm to U.S. commerce. There can be no assurance as to the outcome of these proceedings or their impact, if any, on the EU quota regime or the Framework Agreement.

     Citicasters    Citicasters owns and operates two
network-affiliated television stations, 14 FM radio stations and five AM radio stations. Substantially all of Citicasters' broadcast revenues come from the sale of advertising time to local and national advertisers. Local advertisements are sold by each stations' sales personnel and national spots are sold by independent national sales representatives.

     Citicasters' AM radio stations offer their listeners a wide range of programs including news, music, discussion, commentary and sports. Citicasters' FM radio stations offer programming more focused on music. Citicasters' television stations receive a significant portion of their programming from their respective networks; the networks sell commercial advertising time within such programming. The competitive position of the stations is directly affected by viewer acceptance of network programs. Citicasters currently has one CBS affiliated television station and one ABC affiliated station. The ABC affiliate is scheduled to switch its affiliation to CBS in June 1996. The non-network programs broadcast by the stations are either produced by the stations or acquired from other sources. Locally originated programs include a wide range of show types such as news, entertainment, sports, public affairs and religious programs.

     In February 1996, AFG announced that it had entered into an agreement to sell its common stock investment in Citicasters to Jacor Communications, Inc. for $220 million in cash plus warrants to purchase Jacor common stock.

Regulation

     AFG's insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed and prior approval of the applicable insurance regulatory authorities generally is required for any such transaction which may be deemed to be material or extraordinary. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends that may be paid by AFG's insurance subsidiaries during 1996 without seeking regulatory clearance is approximately $210 million.

     Changes in state insurance laws and regulations have the potential to materially affect the revenues and expenses of the insurance operations. The Company is unable to predict whether or when laws or regulations may be adopted or enacted in such states or what the impact of such developments would be on the future operations and revenues of its insurance businesses in such states.

     In 1994, the California Supreme Court upheld Proposition 103, an insurance reform measure passed by California voters in 1988. In addition to increasing rate regulation, Proposition 103 gives the California Insurance Commissioner power to mandate rate rollbacks for most lines of property and casualty insurance. By its terms, Proposition 103 does not affect workers' compensation insurance. During 1995, GAI finalized a settlement agreement setting its refund obligation at $19 million.

     Prior to 1995, minimum premium rates for California workers' compensation insurance were determined by the California Commissioner based in part upon recommendations of the Workers' Compensation Insurance Rating Bureau of California. In July 1993, California enacted legislation (the "Reform Legislation") effecting an immediate overall 7% reduction in workers' compensation insurance premium rates and replaced the workers' compensation insurance minimum rate law, effective January 1, 1995, with a procedure permitting insurers to use any rate within 30 days after its filing with the California Commissioner unless the rate is disapproved by the California Commissioner. Between December 1, 1993 and January 1, 1995, when the "open rating" policy went into effect, the California Commissioner ordered additional rate decreases totalling more than 25%.

     Most states have created insurance guarantee associations to provide for the payment of claims of insurance companies that become insolvent. Annual assessments for AFG's insurance companies have not been material. In addition, many states have created "assigned risk" plans or similar arrangements to provide state mandated minimum levels of automobile liability coverage to drivers whose driving records or other relevant characteristics make it difficult for them to obtain insurance otherwise. Automobile insurers in those states are required to provide such coverage to a proportionate number of those drivers applying as assigned risks. Premium rates for assigned risk business are established by the regulators of the particular state plan and are frequently inadequate in relation to the risks insured, resulting in underwriting losses. Assigned risks accounted for approximately one half of one percent of AFG's net written premiums in 1995.

     The NAIC is an organization which is comprised of the chief insurance regulator for each of the 50 states and the District of Columbia. In 1990, the NAIC began an accreditation program to ensure that states have adequate procedures in place for effective insurance regulation, especially with respect to financial solvency. The accreditation program requires that a state meet specific minimum standards in over 15 regulatory areas to be considered for accreditation. The accreditation program is an ongoing process and once accredited, a state must enact any new or modified standards approved by the NAIC within two years following adoption. As of December 31, 1995, the District of Columbia and 46 states were accredited including states which regulate AFG's largest insurance subsidiaries.

     The NAIC model law for Risk Based Capital applies to both life and property and casualty companies. The risk-based capital formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptably low expectation of becoming financially impaired. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer's total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called "mandatory control level". The risk-based capital formulas became effective in 1993 for life companies and in 1995 for property and casualty companies. Based on the 1995 results of AFG's insurance companies, all such companies are adequately capitalized.

   The NAIC has been considering the adoption of a model investment law for several years. The current projection for a new model investment law is 1996, at the earliest. It is not yet determined whether the model investment law would be added to the NAIC accreditation standards so that adoption of the model would be required for the achievement or continuation of any state's accreditation. It is not possible to predict the impact of these activities on AFG's insurance subsidiaries.

                              ITEM 2

                            Properties

   Subsidiaries of AFG own several buildings in downtown
Cincinnati. AFG and its affiliates occupy about three-fifths of the aggregate 580,000 square feet of commercial and office space.

   AFG's insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including GAI's and AAG's home offices in Cincinnati. Two of AAG's subsidiaries own home office buildings in Mobile, Alabama and Rapid City, South Dakota. These companies occupy approximately two-thirds of the 133,000 square feet and lease the remaining space to unaffiliated tenants.

                              ITEM 3

                        Legal Proceedings


    AFG and its subsidiaries are involved in various litigation, most of which arose in the ordinary course of business. Except for the following, management believes that none of the litigation meets the threshold for disclosure under this Item.

    In May 1994, lawsuits were filed against American Premier by USX Corporation ("USX") and its former subsidiary, Bessemer and Lake Erie Railroad Company ("B&LE"), seeking contribution by American Premier, as the successor to the railroad business conducted by Penn Central Transportation Company ("PCTC") prior to 1976, for all or a portion of the approximately $600 million that USX paid in satisfaction of a judgment against B&LE for its participation in an unlawful antitrust conspiracy among certain railroads commencing in the 1950's and continuing through the 1970's. The lawsuits argue that USX's liability for that payment was attributable to PCTC's alleged activities in furtherance of the conspiracy. On October 13, 1994, the U.S. District Court for the Eastern district of Pennsylvania enjoined USX and B&LE from continuing their lawsuits against American Premier, ruling that their claims are barred by the 1978 Consummation Order issued by that Court in PCTC's bankruptcy reorganization proceedings. USX and B&LE appealed the District Court's ruling to the U.S. Court of Appeals for the Third Circuit. On December 13, 1995, the Court of Appeals reversed the U.S. District Court decision. In its opinion, the Court of Appeals only addressed American Premier's procedural argument that the claims of USX could not proceed because they are barred by the Consummation Order.
The Third Circuit expressly recognized in its opinion that it was not deciding any of American Premier's defenses on the merits.

     On January 8, 1996, American Premier filed a petition for rehearing en banc, requesting all of the judges of the Third Circuit to review the three-judge panel's decision. That petition was denied on February 16, 1996. As a result, American Premier will petition the U.S. Supreme Court to review the bankruptcy bar issue. In the event that subsequent reviews do not reinstate the District Court's injunction and USX's lawsuits are eventually permitted to go forward, American Premier and its outside counsel believe that American Premier has substantial defenses to these lawsuits and should not suffer a material loss as a result of this litigation.

    American Premier is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), seeking to impose responsibility on American Premier for hazardous waste remediation costs at certain railroad sites formerly owned by PCTC and at certain other sites where hazardous waste allegedly generated by PCTC's railroad operations is present. It is difficult to estimate American Premier's liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, American Premier believes that its previously established loss accruals for potential pre-reorganization environmental liabilities at such sites are adequate to cover the probable amount of such liabilities, based on American Premier's estimates of remediation costs and related expenses at such sites and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to American Premier and are subject to future change as additional information becomes available. Such estimates do not assume any recovery from American Premier's insurance carriers, although American Premier does intend to seek reimbursement from certain insurers for such remediation costs as American Premier incurs.

    In terms of potential liability to American Premier, the company believes that the most significant such site is the railyard at Paoli, Pennsylvania ("Paoli Yard") which PCTC transferred to Consolidated Rail Corporation ("Conrail") in 1976. A Record of Decision issued by the U.S. Environmental Protection Agency in 1992 presented a final selected remedial action for clean-up of polychlorinated biphenyls ("PCB's") at Paoli Yard having an estimated cost of approximately $28 million. American Premier has accrued its portion of such estimated clean-up costs in its financial statements (in addition to related expenses) but has not accrued the entire amount because it believes it is probable that other parties, including Conrail, will be responsible for substantial percentages of the clean-up costs by virtue of their operation of electrified railroad cars at Paoli Yard that discharged PCB's at higher levels than discharged by cars operated by PCTC.

     In management's opinion, the outcome of the foregoing environmental claims and contingencies will not, individually or in the aggregate, have a material adverse effect on the financial condition of American Premier. In making this assessment, management has taken into account previously established loss accruals in its financial statements and probable recoveries from third parties.

                             PART II

                              ITEM 5

Market for Registrant's Common Equity and Related Stockholder Matters

     AFG Common Stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol AFG. The information presented in the table below represents the high and low sales prices per share reported on the NYSE Composite Tape. For periods prior to the Second Quarter of 1995, the data listed represents data of American Premier, known prior to March 1994 as The Penn Central Corporation.

                           Price Per Share of
                             Common Stock        Dividends
                           High         Low           Paid
   1994
   First Quarter        $33 1/4     $23 3/8          $0.22
   Second Quarter        30          23 3/4           0.22
   Third Quarter         27 5/8      23 3/4           0.22
   Fourth Quarter        27          21 5/8           0.22

   1995
   First Quarter         26 1/8      22 7/8           0.25
   Second Quarter        26 1/4      23 1/4           0.25
   Third Quarter         32 1/8      25 1/4           0.25
   Fourth Quarter        30 5/8      27 3/4           0.25

     There were approximately 19,000 shareholders of record of AFG Common Stock at March 1, 1996. AFG's policy is to pay quarterly dividends on its Common Stock, in amounts determined by its Board of Directors. The Board has declared its intention that AFG pay a dividend of $0.25 per share per quarter. The ability of AFG to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.

                              ITEM 6

                     Selected Financial Data

    The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).

                                       1995    1994    1993    1992    1991
Operations Statement Data:
Total Revenues                       $3,630  $2,103  $2,721  $3,929  $5,219
Earnings (Loss) From
  Continuing Operations
  Before Income Taxes                   247      44     262    (145)    119
Earnings (Loss) From:
  Continuing Operations                 190      19     225    (162)     56
  Discontinued Operations                -       -       -       -       16
  Extraordinary Items                     1     (17)     (5)     -       -
  Cumulative Effect of
    Accounting Change                    -       -       -       85      -
Net Earnings (Loss)                     191       2     220     (77)     72

Earnings (Loss) Per Common Share (A):
 Continuing Operations                $3.87   ($.24)  $7.01  ($6.66)  $1.12
 Discontinued Operations                 -       -       -       -      .56
 Extraordinary Items                    .01    (.59)   (.16)     -       -
 Cumulative Effect of
   Accounting Change                     -       -       -     3.02      -
 Net Earnings (Loss)                   3.88    (.83)   6.85   (3.64)   1.68

Cash Dividends Paid Per
  Share of Common Stock                $.75      (B)    (B)      (B)    (B)

Ratio of Earnings to
  Fixed Charges (C)                    2.60    1.69    2.62    2.15    1.54

Balance Sheet Data:
Total Assets                        $14,954 $10,593 $10,077 $12,389 $12,057
Long-term Debt:
 American Financial
   Corporation (parent only)            311     490     572     557     559
 American Premier
   Underwriters (parent only)           337      -       -      650     650
 Great American Holding Corp.            -      359     199     299     448
 Other Subsidiaries                     234     258     283     503     451
Capital Subject to
  Mandatory Redemption                   -        3      49      28      82
Other Capital                         1,440     396     537     280     262

(A) The weighted average number of shares used for periods prior to April 1995, is based upon the 28.3 million shares issued in exchange for AFC shares in the Mergers discussed in Note A.

(B) Prior to the Mergers, AFC's common stock was privately held by members of the Lindner family. American Premier declared and paid cash dividends per share of $.25 prior to the Mergers in 1995; it also declared cash dividends of $.91 in 1994, $.85 in 1993, $.81 in 1992 and $.71 in 1991.
    AFG declared two quarterly $.25 per share dividends subsequent to the Mergers in 1995.

(C) Fixed charges are computed on a "total enterprise" basis. For purposes of calculating the ratios, "earnings" have been computed by adding to pretax earnings (excluding discontinued operations) the fixed charges and the minority interest in earnings of subsidiaries having fixed charges and deducting (adding) the undistributed equity in earnings (losses) of investees. Fixed charges include interest (excluding interest on annuity benefits), amortization of debt discount and expense, preferred dividend requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor.

                              ITEM 7

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations

GENERAL

    Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of AFG's financial condition and results of operations. This discussion should be read in conjunction with the financial statements beginning on page F-1.

    As discussed in Note A to the Financial Statements, the Mergers of AFC and American Premier in April 1995 were accounted for as a reverse acquisition whereby AFC was deemed to have acquired American Premier. Financial statements for periods prior to the Mergers are those of AFC. The operations of American Premier are included in AFG's financial statements from the date of acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Ratios Since the Mergers to the end of the year, nearly $850 million of AFC and American Premier debt was retired or replaced with lower cost debt, resulting in a net reduction of aggregate debt by approximately half. Consequently, AFG's debt to total capital ratio at the holding company level improved from nearly 60% at the date of the Mergers to approximately 30% at December 31, 1995. These debt reductions and replacements will also reduce AFG's interest expense by approximately $75 million annually.

    AFG's ratio of earnings to fixed charges on a total enterprise basis was 2.60, 1.69 and 2.62 for the years ended December 31, 1995, 1994 and 1993, respectively. Assuming the Mergers and related transactions occurred at the beginning of each of these periods, these ratios would have been 2.93, 2.07 and 3.09, respectively.

    The National Association of Insurance Commissioners' model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 1995, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements.

Sources of Funds AFG and its subsidiaries, AFC and American Premier, are organized as holding companies with almost all of their operations being conducted by subsidiaries. These parent corporations, however, have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, and shareholder dividends. AFG, AFC and American Premier rely primarily on dividends and tax payments from their subsidiaries for funds to meet their obligations.

    Management believes AFG has sufficient resources to meet the liquidity requirements of AFG, AFC and American Premier through operations in the short-term and long-term future. If funds generated from operations, including dividends from subsidiaries, are insufficient to meet fixed charges in any period, these companies would be required to generate cash through borrowings, sales of securities or other assets, or similar transactions.

    Prior to the Mergers, American Premier had substantial cash and short-term investments at the parent company level. Subsequent to the Mergers, AFC entered into a credit agreement with American Premier. At December 31, 1995, AFC had borrowed $623 million under this agreement which it used for debt retirements, capital contributions to subsidiaries, and other corporate purposes. In addition, AFG and American Premier entered into a reciprocal credit agreement under which these companies will make funds available to each other for general corporate purposes.

    Bank credit lines at several subsidiary holding companies provide ample liquidity which can be used to obtain funds for the operating subsidiaries or, if necessary, for the parent companies, AFC, American Premier and ultimately AFG. Agreements with the banks generally run for three to seven years and are renewed before maturity. While it is highly unlikely that all such amounts would ever be borrowed at one time, up to $470 million is available under these bank facilities.

    In the past, funds have been borrowed under certain of these bank facilities and used for working capital, capital infusions into subsidiaries, and to retire other issues of short-term or high-rate debt. Also, while little was drawn on the bank lines at December 31, 1995, AFG believes it may be prudent and advisable to borrow up to $200 million of bank debt in the normal course and use the proceeds to retire additional amounts of public or privately held fixed rate debt over the next year or two.

    Dividend payments from subsidiaries have been very important to the liquidity and cash flow of the individual holding companies in the past. However, the combination of
(i) strong capital at AFG's insurance subsidiaries (and the related decreased likelihood of a need for investment in those companies), (ii) the reductions of debt at the holding companies (and the related decrease in ongoing cash needs for interest and principal payments), (iii) AFG's ability to obtain financing in capital markets, as well as (iv) the sales of Buckeye and Citicasters, should lessen the reliance on such dividend payments in the future.

    For statutory accounting purposes, equity securities are generally carried at market value. At December 31, 1995, AFG's insurance companies owned publicly traded equity securities with a market value of $1.3 billion, including equity securities of AFG affiliates (including subsidiaries) of $1.0 billion. Since significant amounts of these are concentrated in a relatively small number of companies, decreases in the market prices could adversely affect the insurance group's capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in the market prices could have a favorable impact on the group's dividend-paying capability.

    Following the Mergers, AFC and American Premier will each continue to file separate consolidated tax returns. Under tax allocation agreements with AFC, its 80%-owned U.S. subsidiaries generally compute tax provisions as if filing separate returns based on book taxable income computed in accordance with generally accepted accounting principles. American Premier has tax allocation agreements with its U.S. insurance subsidiaries whereby such subsidiaries compute tax provisions based on taxable income in accordance with statutory accounting principles. In each case, the resulting provision (or credit) is currently payable to (or receivable from) AFC or American Premier. American Premier's federal income tax loss carryforward is available to offset taxable income and, as a result, American Premier's requirement to pay federal income tax for 1996 is substantially eliminated.

Uncertainties   Two lawsuits were filed in 1994 against
American Premier by USX Corporation ("USX") and a former USX subsidiary. The lawsuits seek contribution from American Premier for all or a portion of a $600 million final antitrust judgment entered against a USX subsidiary in 1994. The lawsuits argue that USX's liability for that judgment is attributable to the alleged activities of American Premier's predecessor in an unlawful antitrust conspiracy among certain railroad companies. American Premier and its outside counsel believe that American Premier has substantial defenses and should not suffer a material loss as a result of this litigation.

    Great American's liability for unpaid losses and loss adjustment expenses includes amounts for various liability coverages related to environmental and hazardous product claims. The insurance industry typically includes only claims relating to polluted waste sites and asbestos in defining environmental exposures, whereas Great American extends this definition to include claims relating to breast implants, repetitive stress on keyboards, DES (a drug used in pregnancies years ago alleged to cause cancer and birth defects), and other latent injuries. At December 31, 1995, Great American had recorded $220 million (net of reinsurance recoverables of $164 million) for environmental pollution and hazardous products claims on policies written many years ago where, in most cases, coverage was never intended. Due to inconsistent court decisions on many coverage issues and the difficulty in determining standards acceptable for cleaning up pollution sites, significant uncertainties exist which are not likely to be resolved in the near future.

    AFG's subsidiaries are parties in a number of proceedings relating to former operations. See Note L to the financial statements.

    While the results of all such uncertainties cannot be predicted, based upon its knowledge of the facts, circumstances and applicable laws, management believes that sufficient reserves have been provided.

Investments Approximately two-thirds of AFG's consolidated assets are invested in marketable securities. A diverse portfolio of bonds and redeemable preferred stocks accounts for 95% of these securities. AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon long-term performance. AFG's goal is to maximize return on an ongoing basis rather than focusing on short-term performance.

    Fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At
December 31, 1995, the average life of AFG's bonds and redeemable preferred stocks was approximately 6 years.

    Approximately 94% of the bonds and redeemable preferred stocks held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 1995. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

    Investments in mortgage-backed securities ("MBSs"), represented approximately one-fourth of AFG's bonds and redeemable preferred stocks at December 31, 1995. AFG invests primarily in MBSs which have a reduced risk of prepayment. Interest only (I/Os), principal only (P/Os) and other "high risk" MBSs represented less than two percent of AFG's total mortgage-backed securities portfolio. In addition, the majority of MBSs held by AFG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will minimize the effect of prepayments on earnings over the anticipated life of the MBS portfolio. More than 90% of AFG's MBSs are rated "AAA" with substantially all being of investment grade quality. The majority are collateralized by GNMA, FNMA and FHLMC single-family residential pass-through certificates. The market in which these securities trade is highly liquid. Aside from interest rate risk, AFG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

    Because most income of the property and casualty insurance subsidiaries is currently sheltered from income taxes, non-taxable municipal bonds represent only a small portion (less than 1%) of the portfolio.

    AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and industries in which they operate.

    The realization of capital gains, primarily through sales of equity securities, was an integral part of AFG's investment program. Individual securities are sold creating gains or losses as market opportunities exist. Pretax capital gains recognized upon disposition of securities, including investees, during the past five years have been: 1995 -
$84 million; 1994 - $50 million; 1993 - $165 million; 1992 -
$104 million and 1991 - $38 million. At December 31, 1995, the net unrealized gain on AFG's bonds and redeemable preferred stocks was $442 million; the net unrealized gain on equity securities was $115 million.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 1995

General As previously noted, financial statements for periods prior to the April 1995, Mergers are those of AFC. The operations of American Premier are included in AFG's financial statements from the date of acquisition. AFC had accounted for American Premier as a subsidiary in 1992 and the first quarter of 1993 and as an investee from the second quarter of 1993 through the first quarter of 1995. Accordingly, current year income statement components are not comparable to prior years and are not indicative of future periods.

    Pretax earnings were $247 million in 1995 compared to $44 million in 1994 and $262 million in 1993.

    In addition to the earnings contribution from the Mergers, results for 1995 include $84 million in pretax gains on the sale of securities.

    Results for 1994 include AFC's share ($28 million) of American Premier's loss on the sale of General Cable securities, Great American's $19 million charge relating to a rate rollback liability in California and a $35 million charge related to payments under AFC's Book Value Incentive Plan. These items were partially offset by a $42 million decrease in interest expense.

    Results for 1993 include (i) $155 million in gains from the sales of AFC's insurance agency operations, Spelling Entertainment Group and 4.5 million shares of American Premier and additional proceeds received on the 1990 sale of the NSA Group to American Premier, and (ii) AFC's share ($52 million) of a tax benefit recorded by American Premier in the second, third and fourth quarters of 1993. These items were partially offset by a write-off of debt discount and expenses of $24 million.

Property and Casualty Insurance - Underwriting AFG manages and operates its property and casualty business as three major sectors. The nonstandard automobile insurance companies (the "NSA Group") insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria. The specialty lines are a diversified group of over twenty-five business lines that offer a wide variety of specialty insurance products. Some of the more significant areas are California workers' compensation, executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, excess and surplus lines and fidelity and surety bonds. The commercial and personal lines provide coverages in commercial multi-peril, workers' compensation, umbrella and commercial automobile, standard private passenger automobile and homeowners insurance.

    To understand the overall profitability of particular lines, timing of claims payments and the related impact of investment income must be considered. Certain "short-tail" lines of business (primarily property coverages) have quick loss payouts which reduce the time funds are held, thereby limiting investment income earned thereon. On the other hand, "long-tail" lines of business (primarily liability coverages and workers' compensation) have payouts that are either structured over many years or take many years to settle, thereby significantly increasing investment income earned on related premiums received.

    Underwriting profitability is measured by the combined ratio which is a sum of the ratio of underwriting expenses, losses, and loss adjustment expenses to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

    While AFG desires and seeks to earn an underwriting profit on all of its business, it is not always possible to do so.
As a result, the company attempts to expand in the most profitable areas and control growth or even reduce its involvement in the least profitable ones.

    Comparisons made in the following discussion of AFG's insurance operations include American Premier's insurance operations even though they were not consolidated in the financial statements throughout the periods prior to the Mergers.

    Results for AFG's property and casualty insurance subsidiaries are as follows (dollars in millions):

                                           1995    1994    1993
    Net Written Premiums (GAAP)
     NSA Group                           $1,277  $1,186  $  916
     Specialty Operations                 1,097   1,250   1,079
     Commercial and Personal Operations     717     683     666
     Other Lines                              1       5       6
     Aggregate                           $3,092  $3,124  $2,667

    Combined Ratios (GAAP)
     NSA Group                            105.2%  100.0%   97.2%
     Specialty Operations                  94.8    97.2    96.1
     Commercial and Personal Operations    99.1    98.9   101.0
     Aggregate                            101.2    99.4    99.8

    In 1995, underwriting results of AFG's insurance operations significantly outperformed the industry average for the tenth consecutive year. AFG's insurance operations have been able to exceed the industry's results by focusing on highly specialized niche products, supplemented by commercial lines coverages and personal automobile products.

    NSA Group   The NSA Group attributes its premium growth in
recent years primarily to entry into additional states, increased market penetration in its existing states, overall growth in the nonstandard market, premium rate increases and the purchase of Leader National. The increase in the combined ratio for 1995 compared with 1994 was due primarily to inadequate rate levels in certain markets and weather-related losses principally from hailstorms in Texas. These factors were partially offset by a reduction in the underwriting expense ratio due largely to cost control measures.

    Underwriting conditions in the private passenger automobile insurance marketplace in 1994 were affected by competitive conditions and the pricing policies of insurers. Improving economic conditions contributed to increased driving activity resulting in an increase in the frequency of accidents and severity of claims. These trends caused a deterioration in the NSA Group's underwriting profit margins during 1994. These factors were partially offset by underwriting profit from the NSA Group's entry into certain markets, as well as improved underwriting margins in several markets where the book of business matured and a greater portion of new premium was derived from renewal policies.

    Premium rate increases were implemented in several states during 1994 and 1995. Rate increases implemented in various states during 1995 averaged approximately 10% across the NSA Group's entire book of business. The higher rate levels and competitive pressures in the nonstandard automobile insurance industry adversely impacted premium growth during 1995.

    Specialty Operations   Net written premiums for the
specialty operations declined 12% during 1995 due primarily to a decrease in the California workers' compensation writings, partially offset by increases in other specialty niche lines (primarily crop hail, excess and surplus and executive liability). The decline in California workers' compensation premiums reflects (i) extremely competitive pricing in the marketplace as a result of the repeal of the California workers' compensation minimum rate law effective January 1, 1995 and
(ii) the impact of mandatory premium rate reductions which took effect a year earlier. The combined ratio of the specialty operations in 1995 reflects improved results experienced in the crop hail and farm lines as well as coverages of U.S. operations of Japanese companies. The 1995 combined ratio also includes losses resulting from participation in a voluntary pool from which AFG withdrew in 1995.

    Commercial and Personal Operations Net written premiums for the commercial and personal operations increased 5% in 1995 due primarily to increased writing of workers' compensation and commercial umbrella insurance. The profitability of both of these lines improved in 1995. Workers' compensation improved due to favorable rate action by rating bureaus, health care cost containment programs, marketing emphasis on profitable states and implementation of a Drug-Free Workplace program.
Commercial umbrella results improved due to a focus on low hazard risks and more favorable pricing in the higher umbrella layers. In addition, cost control measures reduced the underwriting expense ratio. These improved results were offset by an increase in the combined ratio of the personal lines operations due primarily to weather-related losses, start-up costs from its direct-to-consumer operation and deteriorating automobile loss experience for accident years
1994 and 1995.

Investment Income Changes in investment income reflect fluctuations in market rates and changes in average invested assets.

    1995 compared to 1994 AFC's investment income increased $50 million (9%) from 1994 due to an increase in the average amount of investments held. For the period following the Mergers, investment income includes $117 million attributable to American Premier.

    1994 compared to 1993 Excluding American Premier, which was included as a subsidiary for the first three months of 1993, investment income increased $20 million (4%) due to an increase in average investments held.

Investee Corporations Equity in net earnings of investee corporations (companies in which AFG owns a significant portion of the voting stock) represents AFG's proportionate share of the investees' earnings and losses.

    1995 compared to 1994 AFG's equity in net earnings of investee corporations increased $32 million in 1995. Chiquita reported a $105 million improvement in operating income primarily due to net gains from the sale of non-core assets, cost reductions in its core business and higher banana prices outside the European Union.

    1994 compared to 1993 AFG's equity in net earnings (losses) of investee corporations in 1994 includes AFC's share ($28 million) of American Premier's loss on the sale of General Cable securities and its share ($52 million) of American Premier's tax benefit in 1993. Chiquita's loss before extraordinary items was comparable in 1994 and 1993 as improvements in Meat Division operations and banana pricing were offset by charges and losses relating to farm closings and banana cultivation write-downs in Honduras and a substantial reduction of Chiquita's Japanese banana trading operations.

Gains on Sales of Investees The gain on sale of investees in 1994 represents a pretax gain on the sale of General Cable common stock.

    The gains on sales of investees in 1993 include (i) a pretax gain of $52 million on the sale of Spelling
Entertainment and (ii) a pretax gain of $28 million on the public sale by AFEI of 4.5 million shares of American Premier common stock.

Gains on Sales of Subsidiaries The gains on sales of subsidiaries in 1993 include pretax gains of (i) $44 million from the sale of American Business Insurance, Inc. and (ii) $31 million representing an adjustment on AFC's 1990 sale of the nonstandard automobile insurance group to American Premier.

Sales of Other Products and Services Sales of other products and services represents American Premier's revenues from systems and software engineering services and the manufacture and supply of industrial products and services during the first quarter of 1993.

Annuity Benefits For GAAP financial reporting purposes, annuity receipts are generally accounted for as interest-bearing deposits ("annuity benefits accumulated") rather than as revenues. Under these contracts, policyholders' funds are credited with interest on a tax-deferred basis until withdrawn by the policyholder. Annuity benefits represent primarily interest related to annuity policyholders' funds held. The rate at which GALIC credits interest on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

    Annuity receipts totaled approximately $460 million in 1995, $440 million in 1994 and $400 million in 1993. Annuity receipts have increased in 1995, 1994 and 1993 due to sales of newly introduced single premium products and, in 1995, the development of new distribution channels. Annuity surrender payments have averaged approximately 8% of statutory reserves over the past three years.

    Annuity benefits increased $13 million (5%) in 1995 and $13 million (6%) in 1994 primarily due to an increase in average annuity benefits accumulated.

Interest on Borrowed Money Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFG has generally financed its borrowings on a long-term basis which has resulted in higher current costs.

    1995 compared to 1994 Excluding $29 million attributable to American Premier, interest expense decreased by $22 million
(19%) due primarily to the repayments of borrowings by AFC and certain subsidiaries and the AFC debt exchange in 1994.

    1994 compared to 1993 Excluding $17 million attributable to American Premier in 1993, AFG's interest expense decreased $25 million (18%) in 1994 due to (i) the issuance of $204 million of 9-3/4% debentures in exchange for higher rate debt,
(ii) the repurchase of $79 million principal amount of debentures and (iii) repayments of bank borrowings in 1993.

Other Operating and General Expenses Operating and general expenses included the following charges (in millions):

                                    1995     1994     1993
       Minority interest             $33      $ 9      $35
       Allowance for bad debts       -         18       10
       Proposition 103               -         19      -
       Writeoff of debt discount
         and issue costs             -        -         24
       Relocation expenses           -        -          8

    Allowance for bad debts includes charges for possible losses on agents' balances, reinsurance recoverables and other receivables. Beginning in April 1995, minority interest includes AFC's quarterly preferred dividend requirement of $6.3 million. Relocation expenses represent the estimated costs of moving GALIC's operations from Los Angeles to Cincinnati.

Income Taxes See Note J to the Financial Statements for an analysis of other items affecting AFG's effective tax rate.

                             ITEM 8

           Financial Statements and Supplementary Data

                                                         Page

Reports of Independent Auditors                           F-1

Consolidated Balance Sheet:
   December 31, 1995 and 1994                             F-4

Consolidated Statement of Earnings:
   Years ended December 31, 1995, 1994 and 1993           F-5

Consolidated Statement of Cash Flows:
   Years ended December 31, 1995, 1994 and 1993           F-6

Notes to Consolidated Financial Statements                F-7


"Selected Quarterly Financial Data" has been included in Note
O to the Consolidated Financial Statements.



                             ITEM 9

   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


     AFG filed a report on Form 8-K on August 29, 1995, reporting a change in its independent accountants. The report is incorporated herein by reference.

                            PART III


     The information required by the following Items will be included in AFG's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year and is incorporated herin by reference.


     ITEM 10    Directors and Executive Officers of the
                  Registrant


     ITEM 11    Executive Compensation


     ITEM 12    Security Ownership of Certain Beneficial
                  Owners and Management


     ITEM 13    Certain Relationships and Related Transactions

                 REPORTS OF INDEPENDENT AUDITORS


Board of Directors
American Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of American Financial Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended
December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The financial statements of American Premier Underwriters, Inc. (1994 and 1993) and General Cable Corporation (1993) have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements and schedules relates to data included for those corporations, it is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Group, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                   ERNST & YOUNG LLP


Cincinnati, Ohio
March 15, 1996

        REPORT OF AMERICAN PREMIER'S INDEPENDENT AUDITORS



     American Premier Underwriters, Inc.

     We have audited the financial statements and the financial statement schedules of American Premier Underwriters, Inc. and Consolidated Subsidiaries listed in the Index to Financial Statements and Financial Statement Schedules of American Premier Underwriters, Inc.'s Form 10-K for the year ended December 31, 1994 (not presented separately herein). These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of American Premier Underwriters, Inc. and Consolidated Subsidiaries at December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information shown therein.




     DELOITTE & TOUCHE LLP



     Cincinnati, Ohio
     February 15, 1995
     (March 23, 1995 with respect to the
     acquisition of American Financial
     Corporation as discussed in Note B to
     American Premier's financial statements)

          REPORT OF GENERAL CABLE'S INDEPENDENT AUDITORS



     General Cable Corporation:

     We  have  audited the consolidated financial statements  and related schedules of General Cable Corporation and subsidiaries listed in Item 14(a) of the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1993 (not presented separately herein). These consolidated financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and related schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries at December 31, 1993 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.




     DELOITTE & TOUCHE



     Cincinnati, Ohio
     February 18, 1994

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Thousands)

                                                          December 31,
                                                         1995         1994
             Assets
Cash and short-term investments                   $   544,408  $   171,335
Investments:
 Bonds and redeemable preferred stocks:
   Held to maturity - at amortized cost
    (market - $3,729,300 and $4,336,700)            3,588,943    4,629,633
   Available for sale - at market
    (amortized cost - $5,648,060 and $1,938,853)    5,949,260    1,862,653
 Other stocks - principally at market
   (cost - $136,944 and $137,106)                     252,244      208,706
 Investment in investee corporations                  306,545      832,637
 Loans receivable                                     631,408      641,964
 Real estate and other investments                    220,135      154,262
                                                   10,948,535    8,329,855
Recoverables from reinsurers and prepaid
 reinsurance premiums                                 923,080      902,063
Agents' balances and premiums receivable              703,274      363,156
Deferred acquisition costs                            419,919      231,343
Other receivables                                     270,263      197,119
Deferred tax asset                                    200,392       42,600
Assets held in separate accounts                      238,524         -
Prepaid expenses, deferred charges and other assets   391,339      179,314
Cost in excess of net assets acquired                 314,136      175,866

                                                  $14,953,870  $10,592,651

    Liabilities and Capital
Unpaid losses and loss adjustment expenses        $ 4,096,703  $ 2,916,985
Unearned premiums                                   1,294,054      824,691
Annuity benefits accumulated                        5,051,959    4,618,108
Life, accident and health benefit reserves            538,274       19,879
Long-term debt:
 Direct obligations of AFG Parent Company                -             -
 Obligations of AFG subsidiaries:
   American Financial Corporation (parent only)       311,202      490,065
   American Premier Underwriters (parent only)        337,334         -
   Great American Holding Corporation                    -         359,185
   American Annuity Group                             167,734      183,242
   Other subsidiaries                                  65,793       74,255
Liabilities related to separate accounts              238,524         -
Accounts payable, accrued expenses and other
 liabilities                                        1,097,766      601,872
Minority interest                                     314,390      105,506
                                                   13,513,733   10,193,788
AFC Mandatory Redeemable Preferred Stock (at
 redemption value)                                       -           2,880
Other AFC Preferred Stock (redemption
 value - $278,719)                                       -         168,484
AFC Common Stock without par value                       -             904

Common Stock, $1 par value
 - 200,000,000 shares authorized
 - 60,139,303 shares outstanding                      60,139          -
Capital surplus                                      741,355          -
Retained earnings                                    387,143       223,095
Net unrealized gain on marketable securities,
 net of deferred income taxes                        251,500         3,500

                                                 $14,953,870   $10,592,651

See notes to consolidated financial statements.

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF EARNINGS
                (In Thousands, Except Per Share Data)

                                                         Year ended December 31,
                                                      1995        1994        1993
Income:
  Property and casualty insurance premiums      $2,648,703  $1,378,628  $1,494,796
  Investment income                                750,640     582,931     601,900
  Realized gains on sales of securities             84,028      48,342      82,265
  Equity in net earnings (losses) of
    investee corporations                           15,237     (16,573)     69,862
  Gains on sales of investee corporations              335       1,694      83,211
  Gains on sales of subsidiaries                      -           -         75,309
  Sales of other products and services                -           -        152,100
  Other income                                     130,666     107,758     161,260
                                                 3,629,609   2,102,780   2,720,703

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses          1,977,395     986,996   1,064,108
    Commissions and other underwriting
      expenses                                     707,340     428,590     467,293
  Annuity benefits                                 254,650     241,811     228,609
  Interest charges on borrowed money               122,568     115,162     157,219
  Cost of sales                                       -           -        134,900
  Book Value Incentive Plan                           -         34,740         991
  Other operating and general expenses             320,737     251,913     405,598
                                                 3,382,690   2,059,212   2,458,718
Earnings before income taxes and
  extraordinary items                              246,919      43,568     261,985
Provision for income taxes                          56,489      24,650      37,296

Earnings before extraordinary items                190,430      18,918     224,689

Extraordinary items, net of income taxes               817     (16,818)     (4,559)

Net Earnings                                    $  191,247  $    2,100  $  220,130

Preferred dividend requirement of predecessor
  company                                            6,349      25,709      26,122

Net earnings (loss) available to Common Shares  $  184,898  $  (23,609) $  194,008

Earnings (loss) per Common Share:
  Before extraordinary items                         $3.87       ($.24)      $7.01
  Extraordinary items                                  .01        (.59)       (.16)
  Net earnings (loss)                                $3.88       ($.83)      $6.85

Average number of Common Shares                     47,620      28,324      28,324

See notes to consolidated financial statements.

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Thousands)

                                                            Year ended December 31,
                                                        1995         1994        1993
Operating Activities:
  Net earnings                                    $  191,247   $    2,100  $  220,130
  Adjustments:
    Extraordinary (gains) losses from retirement
      of debt                                           (817)      16,818       4,559
    Depreciation and amortization                     47,760       30,729      52,117
    Annuity benefits                                 254,650      241,811     228,609
    Equity in net (earnings) losses of investees     (15,237)      16,573     (69,862)
    Changes in reserves on assets                      2,302       17,094      11,440
    Realized gains on investing activities           (84,995)     (59,609)   (242,529)
    Writeoff of debt discount and issue costs           -            -         30,054
    Decrease (increase) in reinsurance and other
      receivables                                     23,192    (223,113)    (238,166)
    Increase in other assets                         (11,503)     (96,596)    (90,022)
    Increase in insurance claims and reserves        137,180      345,542     241,704
    Increase (decrease) in other liabilities        (247,938)      67,799      50,479
    Increase in minority interest                      7,877        6,773      37,057
    Dividends from investees                           9,568       21,567      25,575
    Other, net                                          (673)      (1,488)    (37,062)
                                                     312,613      386,000     224,083
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                    (2,378,427)  (1,726,318) (3,062,435)
    Equity securities                                 (1,034)      (7,315)    (20,224)
    Investees and subsidiaries                       (68,591)     (29,306)    (27,578)
    Real estate, property and equipment              (42,579)     (27,185)    (41,762)
  Maturities and redemptions of fixed maturity
    investments                                      309,581      420,945     757,473
  Sales of:
    Fixed maturity investments                     2,310,837      694,947   1,498,432
    Equity securities                                 17,379      127,181     221,467
    Investees and subsidiaries                          -          27,621     255,517
    Real estate, property and equipment               27,759        6,151      65,782
  Cash and short-term investments of acquired
    (former) subsidiaries                            392,100         -       (310,225)
  Decrease (increase) in other investments           (11,466)      (5,571)      1,435

                                                     555,559     (518,850)   (662,118)

Financing Activities:
  Annuity receipts                                   457,525      442,703     400,141
  Annuity payments                                  (412,854)    (321,038)   (337,878)
  Additional long-term borrowings                    337,076      244,311     338,010
  Reductions of long-term debt                    (1,061,187)    (193,481)   (601,040)
  Issuances of common stock                          211,557         -           -
  Repurchases of preferred stock                         (17)      (6,738)     (2,643)
  Cash dividends paid                                (27,199)     (29,522)    (28,034)
                                                    (495,099)     136,235    (231,444)
Net Increase (Decrease) in Cash and Short-term
  Investments                                        373,073        3,385    (669,479)
Cash and short-term investments at beginning of
  period                                             171,335      167,950     837,429

Cash and short-term investments at end of period  $  544,408   $  171,335  $  167,950


See notes to consolidated financial statements.

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                            INDEX TO NOTES

   A. Mergers                                   I. Capital Stock
   B. Accounting Policies                       J. Income Taxes
   C. Acquisitions and Sales of Subsidiaries    K. Extraordinary Items
        and Investees                           L. Commitments and Contingencies
   D. Segments of Operations                    M. Benefit Plans
   E. Investments                               N. Transactions with Affiliates
   F. Investment in Investee Corporations       O. Quarterly Operating Results
   G. Cost in Excess of Net Assets Acquired     P. Insurance
   H. Long-Term Debt                            Q. Additional Information
                                                R. Subsequent Event


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

   For financial reporting purposes, because the former shareholders of AFC owned more than 50% of AFG following the Mergers, the Mergers were accounted for as a reverse acquisition whereby AFC was deemed to have acquired American Premier. Financial statements for periods prior to the Mergers are those of AFC. The operations of American Premier are included in AFG's financial statements from the date of the Mergers.

   The valuation of American Premier's net assets was determined based on the fair market value of the AFG shares issued to shareholders other than AFC and was allocated to American Premier's assets and liabilities based on their fair values at the date of acquisition. The following unaudited pro forma data is presented as if the Mergers occurred on January 1 of each year (in millions, except per share data).

                                                  1995      1994
           Revenues                             $4,049    $3,832
           Earnings before Extraordinary Items     216        59
           Extraordinary Items                       1       (17)
           Net Earnings                            217        42
           Earnings Per Share                   $ 4.04    $  .79

            AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

B. Accounting Policies

   Basis of Presentation The consolidated financial statements include the accounts of AFG and its subsidiaries. Mergers and changes in ownership levels of subsidiaries and investees have resulted in certain differences in the financial statements and have affected comparability between years. Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

   AFG's ownership of subsidiaries and significant investees with publicly traded common shares at December 31, was as follows:

                                                       1995   1994  1993
    American Annuity Group, Inc. ("AAG")                81%    80%   80%
    American Financial Enterprises, Inc. ("AFEI")       83%    83%   83%
    American Premier Underwriters, Inc.                 (a)    42%   41%
    Chiquita Brands International, Inc.                 44%    46%   46%
    Citicasters Inc. (formerly GACC)                    38%    37%   20%
    General Cable Corporation                           -      (b)   45%

    (a) Became a 100%-owned subsidiary on April 3, 1995.
    (b) Sold in June 1994.

   Investments Debt securities are classified as "held to maturity" and reported at amortized cost if AFG has the positive intent and ability to hold them to maturity. Debt and equity securities are classified as "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity if the debt or equity securities are not classified as held to maturity or bought and held principally for selling in the near term. Only in certain limited circumstances, such as significant issuer credit deterioration or if required by insurance or other regulators, may a company change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future.

   In accordance with guidance issued by the Financial Accounting Standards Board in November 1995, AFG reassessed the classifications of its investments and transferred fixed maturity securities with an amortized cost of approximately $2.8 billion to "available for sale." This "one-time" reclassification resulted in an increase of $167 million in carrying value of fixed maturity investments and an increase of $109 million in shareholders' equity. The transfer had no effect on net earnings.

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

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

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

   Cost in Excess of Net Assets Acquired The excess of cost of subsidiaries and investees over AFG's equity in the underlying net assets ("goodwill") is being amortized over 40 years. The excess of AFG's equity in the net assets of other subsidiaries and investees over its cost of acquiring these companies ("negative goodwill") is allocated to AFG's basis in these companies' fixed assets, goodwill and other long-term assets and is amortized on a 10- to 40-year basis.

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

   Deferred Acquisition Costs Policy acquisition costs (principally commissions, premium taxes and other underwriting expenses) related to the production of new business are deferred ("DPAC"). For the property and casualty companies, the deferral of acquisition costs is limited based upon their recoverability without any consideration for anticipated investment income. DPAC is charged against income ratably over the terms of the related policies. For the annuity companies, DPAC is amortized, with interest, in relation to the present value of expected gross profits on the policies.

   Unpaid Losses and Loss Adjustment Expenses The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on the direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims and (e) the current state of the law and coverage litigation. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Earnings in the period in which determined.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

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

   Policyholder Dividends Dividends payable to policyholders are included in "Accounts payable, accrued expenses and other liabilities" and represent estimates of amounts payable on participating policies which share in favorable underwriting results. The estimate is accrued during the period in which the related premium is earned. Changes in estimates are included in income in the period determined. Policyholder dividends do not become legal liabilities unless and until declared by the boards of directors of the insurance companies.

   Annuity Benefits Accumulated Annuity receipts and benefit payments are generally recorded as increases or decreases in "annuity benefits accumulated" rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.

   Life, Accident and Health Benefits Reserves Liabilities for future policy benefits under traditional ordinary life, accident and health policies are computed using a net level premium method. Computations are based on anticipated investment yields (primarily 7%), mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves are modified as necessary to reflect actual experience and developing trends.

   Assets Held In and Liabilities Related to Separate Accounts Investment annuity deposits and related liabilities represent deposits maintained by several banks under a previously offered tax deferred annuity program. AAG receives an annual fee from each bank for sponsoring the program; depositors can elect to purchase an annuity from AAG with funds in their account.

   Income Taxes AFC and American Premier file consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries. Because voting rights aggregating 21% were extended to holders of AFC Series F and G Preferred Stock in connection with the Mergers, AFC continues to file a separate consolidated return. AFG (parent) is included in American Premier's consolidated return. Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

   Benefit Plans AFG provides retirement benefits, through contributory and noncontributory defined contribution plans, to qualified employees of participating companies. Contributions to benefit plans are charged against earnings in the year for which they are declared. Both AFC and American Premier have Employee Stock Ownership Retirement Plans ("ESORP") which are noncontributory, qualified plans invested in securities of AFG and affiliates for the benefit of their employees.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   AFG and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFG also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees qualify for such benefits.

   Under AFG's stock option plan, options are granted to officers, directors and key employees at exercise prices equal to the fair value of the shares at the dates of grant. No compensation expense is recognized for stock option grants.

   In connection with the Mergers, full vesting was granted to holders of units under AFC's Book Value Incentive Plan and the plan was terminated. Cash payments, which were made in April to holders of the units, were accrued at December 31, 1994.

   Debt Discount and Premium Debt discount, premium and expenses are amortized over the lives of respective borrowings, generally on the interest method.

   Minority Interest    For balance sheet purposes, minority interest
   represents the interests of noncontrolling shareholders in AFG subsidiaries and includes AFC preferred stock for periods subsequent to the Mergers. For income statement purposes, minority interest (included in "Other operating and general expenses") represents those shareholders' interest in the earnings of AFG subsidiaries and includes AFC preferred dividends following the Mergers.

   Earnings Per Share   Earnings per share are calculated on the
   basis of the weighted average number of shares of common stock outstanding during the period and the dilutive effect, if material, of assumed conversion of common stock equivalents (stock options and convertible preferred stock). The weighted average number of shares used for periods prior to April 1995, is based upon the 28.3 million shares issued in exchange for AFC shares in the Mergers discussed in Note A.

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

   Fair Value of Financial Instruments Methods and assumptions used in estimating fair values are described in Note Q to the financial statements. These fair values represent point-in-time estimates of value that might not be particularly relevant in predicting AFG's future earnings or cash flows.

C. Acquisitions and Sales of Subsidiaries and Investees

   General Cable In June 1994, AFC sold its investment in General Cable common stock to an unaffiliated company for $27.6 million in cash. AFC realized a $1.7 million pretax gain on the sale
   (excluding its share of American Premier's loss on its sale of General Cable securities).

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   American Business Insurance In 1993, AFC sold its insurance brokerage operation, American Business Insurance, Inc., to Acordia, Inc., an Indianapolis-based insurance broker, for cash and Acordia common stock and warrants. AFC recognized a pretax gain of approximately $44 million on the sale.

   American Premier In 1993, AFEI, whose assets consisted primarily of investments in American Premier, General Cable and AAG, sold
   4.5 million shares of American Premier common stock in a secondary public offering. AFC recognized a pretax gain of $28.3 million, before minority interest, on the sale, including recognition of a portion of previously deferred gains related to sales of assets to American Premier from AFC subsidiaries. In anticipation of the reduction of AFC's ownership of American Premier below 50%, AFC ceased accounting for it as a subsidiary and began accounting for it as an investee in April 1993.

   In 1993, American Premier paid AFC $52.8 million (including
   $12.8 million in interest) representing an adjustment on the 1990 sale of AFC's nonstandard automobile group to American Premier. AFC recorded an additional pretax gain of $31.4 million on this transaction after deferring $21.4 million based on its then current ownership of American Premier.

   Citicasters In December 1993, GACC completed a plan of reorganization under which AFC received approximately 20% of new common stock in exchange for its previous holdings of GACC stock and debt. In connection with the plan, AFC also invested an additional $7.5 million in GACC common stock and debt securities.

   In June 1994, AFEI purchased approximately 10% of Citicasters common stock from a third party for $23.9 million in cash.

   In February 1996, Citicasters entered into a merger agreement with Jacor Communications, Inc. providing for the acquisition of Citicasters by Jacor. Under the agreement, AFG and its subsidiaries would receive approximately
   $220 million in cash plus warrants to buy approximately 1.5 million shares of Jacor common stock at $28 per share. AFG expects to realize a pretax gain of approximately $150 million on the sale. Consummation of the transaction is subject to regulatory approvals, and certain adjustments to the price will be made if the transaction does not close by September 30, 1996.

   Spelling In 1993, AFC sold its common stock investment in Spelling to Blockbuster Entertainment in exchange for Blockbuster common stock and warrants. AFC realized a $52 million pretax gain on the sale.

D. Segments of Operations AFG operates its property and casualty insurance business in three major segments: nonstandard automobile, specialty lines and commercial and personal lines. AFG's annuity business sells tax-deferred annuities principally to employees of primary and secondary educational institutions and hospitals. These insurance businesses operate throughout the United States. AFG also owns significant portions of the voting equity securities of certain companies (investee corporations - see Note F).

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   The following tables (in thousands) show AFG's assets, revenues and operating profit (loss) by significant business segment. Capital expenditures, depreciation and amortization are not significant. Operating profit (loss) represents total revenues less operating expenses. Goodwill and its amortization have been allocated to the various segments to which they apply. General corporate assets and expenses have not been identified or allocated by segment.

                                               1995          1994        1993
   Assets
   Property and casualty insurance (a)  $ 7,443,115   $ 4,576,591   $ 4,192,908
   Annuities                              6,600,377     5,078,928     4,898,419
   Other                                    603,833       104,495        86,361
                                         14,647,325     9,760,014     9,177,688
   Investment in investee corporations      306,545       832,637       899,800

                                        $14,953,870   $10,592,651   $10,077,488
   Revenues (b)
   Property and casualty insurance:
     Premiums earned:
       Nonstandard automobile           $   954,210   $    24,974   $   175,046
      Specialty lines                       995,528       698,365       651,836
      Commercial and personal lines         697,512       648,222       661,910
      Other lines (c)                         1,453         7,067         6,004
                                          2,648,703     1,378,628     1,494,796
Investment and other income                 465,998       314,731       481,548
                                          3,114,701     1,693,359     1,976,344
   Annuities (d)                            444,082       378,010       395,871
   Other                                     55,589        47,984       278,626
                                          3,614,372     2,119,353     2,650,841
   Equity in net earnings (losses)
     of investee corporations                15,237       (16,573)       69,862

                                        $ 3,629,609   $ 2,102,780   $ 2,720,703

   Operating Profit (Loss)
   Property and casualty insurance:
     Underwriting:
       Nonstandard automobile          ($    60,316) ($     3,080)  $     4,498
      Specialty lines                        50,690       (12,598)       18,994
      Commercial and personal lines           5,315         7,087        (6,493)
      Other lines (c)                       (31,721)      (24,914)      (51,100)
                                            (36,032)      (33,505)      (34,101)
     Investment and other income            370,579       199,292       321,701
                                            334,547       165,787       287,600
   Annuities                                 79,579        58,748        63,388
   Other (e)                               (182,444)     (164,394)     (158,865)
                                            231,682        60,141       192,123
   Equity in net earnings (losses) of
     investee corporations                   15,237       (16,573)       69,862

                                        $   246,919   $    43,568   $   261,985

   (a)  Not allocable to segments.
   (b) Revenues include sales of products and services as well as other income earned by the respective segments.
   (c)  Includes discontinued insurance lines.
   (d) Represents primarily investment income and realized gains.
   (e)  Includes holding company expenses.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

E. Investments    Bonds, redeemable preferred stocks and other stocks at
   December 31, consisted of the following (in millions):

                                                       1995
                                                 Held to Maturity
                                   Amortized       Market      Gross Unrealized
                                        Cost        Value      Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
       and government agencies
       and authorities              $     -     $     -       $   -       $   -
     States, municipalities and
       political subdivisions           55.0         56.6        1.7         (.1)
     Foreign government                 13.1         12.8        1.0        (1.3)
     Public utilities                  528.8        545.3       17.7        (1.2)
     Mortgage-backed securities        945.7        980.3       35.3         (.7)
     All other corporate             2,042.1      2,129.8       87.8         (.1)
     Redeemable preferred stocks         4.2          4.5         .3          -
                                    $3,588.9     $3,729.3     $143.8      $ (3.4)

                                                      1995
                                                 Available for Sale
                                   Amortized       Market      Gross Unrealized
                                        Cost        Value      Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
       and government agencies
       and authorities              $  413.9     $  431.3     $ 17.5      ($  .1)
     States, municipalities and
       political subdivisions           20.6         20.3         .3         (.6)
     Foreign government                 87.5         89.9        2.4          -
     Public utilities                  561.3        591.0       32.3        (2.6)
     Mortgage-backed securities      1,373.2      1,407.8       40.7        (6.1)
     All other corporate             3,087.1      3,304.3      219.8        (2.6)
     Redeemable preferred stocks       104.5        104.7        1.9        (1.7)
                                    $5,648.1     $5,949.3     $314.9      ($13.7)

   Other stocks                     $  136.9     $  252.2     $115.9      ($  .6)


                                                      1994
                                                 Held to Maturity
                                   Amortized       Market      Gross Unrealized
                                        Cost        Value      Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
      and government agencies
      and authorities               $     -      $     -      $   -       $   -
     States, municipalities and
      political subdivisions            23.4         23.2         .7       (  .9)
     Foreign government                 16.0         14.0         -         (2.0)
     Public utilities                  614.9        566.4         .8       (49.3)
     Mortgage-backed securities        952.7        872.3         .1       (80.5)
     All other corporate             2,917.7      2,761.6        5.7      (161.8)
     Redeemable preferred stocks       104.9         99.2         .4        (6.1)
                                    $4,629.6     $4,336.7     $  7.7     ($300.6)


                                                       1994
                                                 Available for Sale
                                   Amortized       Market      Gross Unrealized
                                        Cost        Value      Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
      and government agencies
      and authorities               $  306.9     $  293.0     $   .4      ($14.3)
     States, municipalities and
      political subdivisions            36.8         36.3        1.4        (1.9)
     Foreign government                 44.0         42.4         .1        (1.7)
     Public utilities                   84.1         79.3         .2        (5.0)
     Mortgage-backed securities        721.4        671.5         .6       (50.5)
     All other corporate               745.7        740.2        2.9        (8.4)
     Redeemable preferred stocks          -            -          -           -
                                    $1,938.9     $1,862.7     $  5.6      ($81.8)

   Other stocks                     $  137.1     $  208.7     $ 72.0      ($  .4)

   The table below sets forth the scheduled maturities of bonds and redeemable preferred stocks based on carrying value as of December 31, 1995. Data based on market value is generally the same. Mortgage-backed securities had an average life of approximately 7 years at December 31, 1995.

                                                Held to Available
               Maturity                        Maturity  for Sale
            One year or less                        2%        1%
            After one year through five years      30        19
            After five years through ten years     38        42
            After ten years                         4        14
                                                   74        76
            Mortgage-backed securities             26        24
                                                  100%      100%

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

   Realized gains (losses) and changes in unrealized appreciation
   (depreciation) on fixed maturity and equity security investments are summarized as follows (in thousands):

                              Fixed      Equity        Tax
                         Maturities  Securities    Effects        Total
    1995
    Realized               $ 77,963     $ 6,065  ($ 13,915)    $ 70,113
    Change in Unrealized    810,690      43,400   (287,896)     566,194

    1994
    Realized                 (1,107)     49,449         30       48,372
    Change in Unrealized   (673,001)    (60,500)   256,725     (476,776)

    1993
    Realized                 52,915      29,350    (12,348)      69,917
    Change in Unrealized    125,112      83,700    (73,084)     135,728


   Transactions in fixed maturity investments included in the Statement of Cash Flows consisted of the following (in millions):

                                           1995
                               Held to  Available
                              Maturity   for Sale     Total

    Purchases                   $774.8   $1,603.6  $2,378.4
    Maturities and redemptions   176.3      133.3     309.6
    Sales                         12.9    2,297.9   2,310.8
    Gross Gains                    1.9       88.0      89.9
    Gross Losses                  (2.3)      (9.6)    (11.9)

                                           1994
                               Held to  Available
                              Maturity   for Sale     Total

    Purchases                 $1,090.0     $636.3  $1,726.3
    Maturities and redemptions   216.0      204.9     420.9
    Sales                          8.0      686.9     694.9
    Gross Gains                    3.3        9.4      12.7
    Gross Losses                  (2.5)     (11.3)    (13.8)

    Securities classified as "held to maturity" having an amortized cost of $14.7 million and $8.7 million were sold for a loss of $1.8 million and $712,000 in 1995 and 1994, respectively, due to significant deterioration in the issuers' creditworthiness.

    Gross gains of $69.4 million and gross losses of $16.5 were realized on sales of fixed maturity investments during 1993.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

F. Investment in Investee Corporations Investment in investee corporations represents AFG's ownership of securities of certain companies. All of the companies named in the following table are subject to the rules and regulations of the SEC. Market value of the investments was approximately $509 million and $890 million at December 31, 1995 and 1994, respectively.

   AFG's investment (and common stock ownership percentage) and equity in net earnings and losses of investees are stated below (dollars in thousands):

                          Investment (Ownership %)     Equity in Net Earnings (Losses)
                         12/31/95        12/31/94          1995      1994      1993
   Chiquita (a)          $232,466 (44%)  $237,015(46%)  $ 3,628  ($26,670)  ($24,038)
   Citicasters (b)         74,079 (38%)    69,695(37%)    4,702     8,950       -
   American Premier(c)       -            525,927(42%)    6,907     1,147     91,700
   Other                     -               -             -         -         2,200

                         $306,545        $832,637       $15,237  ($16,573)   $69,862

   (a) Excludes AFG's share of Chiquita's extraordinary losses on prepayment of debt in 1995 and 1994.
   (b) AFC resumed equity accounting for its investment in GACC following GACC's reorganization at the end of 1993. See
        Note C concerning agreement to sell Citicasters.
   (c) Accounted for as an investee beginning April 1, 1993; became a 100%-owned subsidiary on April 3, 1995.

   Chiquita is a leading international marketer, processor and producer of quality food products. Citicasters owns and operates radio and television stations in major markets throughout the country.

   Included in AFG's consolidated retained earnings at December 31, 1995, was approximately $35 million applicable to equity in undistributed net earnings of investees.

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   Summarized financial information for AFG's investees at December 31, 1995, is shown below (in millions). See "Investee Corporations" in Management's Discussion and Analysis.

                                       Chiquita Brands International, Inc. (*)
                                               1995         1994         1993

      Current Assets                         $  877       $  804
      Non-current Assets                      1,747        1,970
      Current Liabilities                       510          574
      Non-current Liabilities                 1,442        1,555
      Shareholders' Equity                      672          645

      Net Sales of Continuing Operations     $2,566       $2,506       $2,533
      Operating Income                          176           71          104
      Income (Loss) from Continuing Operations   28          (84)         (51)
      Discontinued Operations                   (11)          35         -
      Extraordinary Item                         (8)         (23)        -
      Net Income (Loss)                           9          (72)         (51)

      (*) Amounts for 1994 and 1993 were reclassified by Chiquita in 1995 to reflect discontinued operations.

                                                       Citicasters Inc.
                                               1995         1994         1993
      Contracts, Broadcasting Licenses
        and Other Intangibles                  $313         $275
      Other Assets                              103          128
      Long-term Debt                            132          122
      Shareholders' Equity                      160          151

      Net Revenues                             $136         $197         $205
      Operating Income                           37           52           40
      Earnings (Loss) before Extraordinary Items 14           63          (67)
      Extraordinary Items                        -            -           408(**)
      Net Earnings                               14           63          341

      (**) Extraordinary items include a $414 million gain on debt discharged in the reorganization of Citicasters' predecessor.

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

G. Cost in Excess of Net Assets Acquired At December 31, 1995 and 1994, accumulated amortization of the excess of cost over net assets of purchased subsidiaries amounted to approximately
   $110 million and $100 million, respectively. Amortization expense was $9.2 million in 1995, $6.1 million in 1994 and $15.0 million in 1993.

H. Long-Term Debt Long-term debt consisted of the following at December 31, (in thousands):

                                                             1995        1994
   American Financial Corporation (Parent Company):
     9-3/4% Debentures due April 2004, less discount
       of $1,249 and $0 (imputed rate - 9.8%)            $302,510    $203,759
     12% Debentures due September 1999                       -        120,463
     10% Debentures due October 1999                         -         89,620
     12-1/4% Debentures due September 2003                   -         51,556
     Other, less discount of $0 and $456                    8,692      24,667

                                                         $311,202    $490,065

   American Premier Underwriters, Inc. (Parent Company):
     9-3/4% Subordinated Notes due August 1999,
      including premium of $4,403 (imputed rate - 8.8%)  $161,531
     10-5/8% Subordinated Notes due April 2000,
      including premium of $7,210 (imputed rate - 8.8%)   120,222
     10-7/8% Subordinated Notes due May 2011,
      including premium of $5,082 (imputed rate - 9.6%)    55,581
     Notes payable to banks by Pennsylvania Company          -
                                                         $337,334

   Great American Holding Corporation:
     Notes payable to banks                              $   -       $160,000
     11% Notes due 1998, less discount of $737               -        149,263
     Floating Rate Notes due 1995, less discount of $78      -         49,922
                                                         $   -       $359,185

   American Annuity Group, Inc.:
     11-1/8% Senior Subordinated Notes due February 2003 $101,443    $103,868
     9-1/2% Senior Notes due August 2001                   41,490      43,990
     Notes payable to banks due September 1999             20,500      30,000
     Other                                                  4,301       5,384

                                                         $167,734    $183,242
   Other Subsidiaries:
     Notes payable secured by real estate                $ 53,066    $ 45,354
     Notes payable to banks due December 1997                -         16,000
     Other                                                 12,727      12,901

                                                         $ 65,793    $ 74,255

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   At December 31, 1995, sinking fund and other scheduled principal payments on debt for the subsequent five years were as follows (in thousands):

                            American
                     AFC     Premier
                 (Parent)   (Parent)      Other         Total
      1996        $  -      $    -      $ 2,538      $  2,538
      1997         5,910         -        2,498         8,408
      1998           -           -        2,761         2,761
      1999           -       157,128     22,848       179,976
      2000           -       113,012      8,608       121,620

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.

   Great American Holding Corporation ("GAHC"), a wholly-owned subsidiary of AFC, and Pennsylvania Company ("Pennco"), a wholly-owned subsidiary of American Premier, have revolving loan agreements with groups of banks under which they can borrow up to $300 million and $75 million, respectively. Borrowings bear interest at floating rates based on prime or LIBOR and are collateralized by certain stock of operating subsidiaries. Each facility is guaranteed by the respective immediate parent company.

   AAG and AFEI have revolving credit agreements with banks under which they can borrow up to $75 million and $20 million, respectively. Borrowings bear interest at floating rates based on prime or LIBOR and are collateralized.

   Following the Mergers, American Premier agreed to lend up to $675 million to AFC under a line of credit, and subsequently advanced funds which, along with other funds available, were used by AFC to redeem $279 million of its various debentures, repay $187 million of GAHC's bank debt, and redeem $200 million of GAHC's Notes. Also during 1995, AFC sold an aggregate of $100 million of its 9-3/4% debentures due in 2004 for cash.

   In a 1994 exchange offer, AFC issued $204 million of its 9-3/4% debentures for a like amount of its various other debenture issues. The related unamortized original issue discount and debt issue costs ($24.3 million) were written off in 1993. In connection with the offer, all of AFC's 13-1/2% debentures not tendered for exchange were redeemed for $63.2 million in cash.

   As the result of the Mergers and a subsequent ratings downgrade, holders of American Premier's Notes had the right to "Put" their Notes to American Premier at face amount. Approximately $44 million of the Notes were tendered under the Put Right. In addition, American Premier repurchased $136 million of the Notes for $142.7 million in cash.

   In connection with its acquisition of GALIC in 1992, AAG borrowed $230 million from several banks. In 1993, AAG sold $225 million of Notes to the public and repaid the bank loans. During 1994, AAG repurchased $77.1 million of the Notes in exchange for $69 million in cash plus 810,000 shares of its common stock. During 1995, AAG repurchased
   $4.9 million of the Notes for $5.0 million in cash.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   In the first two months of 1996, AFC repurchased $48.3 million of its debentures for $52.4 million; American Premier repurchased $28.7 million of its Notes for $31.1 million; and AAG repurchased $22.1 million of its Notes for $24.1 million.

   Cash interest payments of $137 million, $115 million and $133 million were made on long-term debt in 1995, 1994 and 1993, respectively.

I. Capital Stock  In connection with the Mergers discussed in Note
   A, AFG issued 51.3 million shares (net of 18.7 million shares held by AFC and its subsidiaries, which are shown herein as retired) of Common Stock on April 3, 1995. During 1995, AFG sold
   7.4 million newly issued shares of its Common Stock for an aggregate of $202.8 million cash in connection with (i) exercises of Stock Options, (ii) issuances under AFG's new Dividend Reinvestment Plan and its Employee Stock Purchase Plan, and (iii) sales to the AFC ESORP and in a public offering.

   At December 31, 1995, there were 60,139,303 shares of AFG Common Stock outstanding or issuable, including 1,373,081 shares held by American Premier for issuance to certain creditors and other claimants pursuant to a plan of reorganization relating to American Premier's predecessor.

   AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value. At December 31, 1995, AFG had 212,698 shares of convertible preferred stock outstanding with a stated value of $469,000 (included in Capital Surplus, net of related notes receivable). At that date, there were 446,799 shares of AFG Common Stock reserved for issuance upon conversion of the Preferred Stock. See Note R - Subsequent Event.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   At December 31, 1995, there were 6.0 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. Options become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are generally fully exercisable upon grant. All options expire ten years after the date of grant. Stock option data for AFG is as follows:

                                                              Option Price
                                                 Shares          per share

   Outstanding at April 3, 1995                2,931,948  $17.24 to $31.38
   Granted                                     2,142,681   23.97 to  30.06
   Exercised                                    (883,974)  17.24 to  28.19
   Terminated                                   (250,669)  19.20 to  28.19

   Outstanding at December 31, 1995            3,939,986   17.24 to  31.38

   Exercisable at December 31, 1995            1,395,175

   Available for grant at December 31, 1995    2,107,988

   A progression of AFG's Shareholders' Equity is as follows
   (dollars in thousands):

                                                      Common Stock
                                         Common        and Capital    Retained
                                         Shares(*)         Surplus    Earnings    Unrealized
   Balance at December 31, 1992        18,971,217         $    904    $ 42,402      $ 68,100
   Net earnings                              -                -        220,130          -
   Dividends on:
    Preferred Stock                          -                -        (26,137)         -
    Common Stock                             -                -         (1,897)         -
   Increase in capital subject
     to put option                           -                -        (23,652)         -
   Change in unrealized                      -                -           -           88,800
   Balance at December 31, 1993        18,971,217              904     210,846       156,900


   Net earnings                              -                -          2,100          -
   Purchase of Preferred Stock               -                -            (56)         -
   Dividends on:
    Preferred Stock                          -                -        (25,728)         -
    Common Stock                             -                -         (3,794)         -
   Decrease in capital subject
     to put option                           -                -          7,225          -
   Transfer from capital subject
    to put option                            -                -         32,502          -
   Change in unrealized                      -                -           -         (153,400)
   Balance at December 31, 1994        18,971,217              904     223,095         3,500

   Dividends on AFC Preferred Stock          -                -           (191)         -
   Exercise of AFC stock options          762,500            8,721        -             -
   Restatement of AFC equity in
     terms of AFG Common Stock          8,590,159             -           -             -
   Shares issued in Mergers to
     holders of APU Common Stock       24,376,667          588,492        -             -
   Net earnings                              -                -        191,247          -
   Change in unrealized                      -                -           -          248,000
   Dividends on Common Stock                 -                -        (27,008)         -
   Shares issued:
     Exercise of stock options            883,974           18,875        -             -
     Dividend reinvestment plan           200,381            5,859        -             -
     Employee stock purchase plan          32,972              918        -             -
     Public offering                    4,600,000          127,180        -             -
     Sale to AFC ESORP                  1,703,000           50,004        -             -
     Employee gift shares                  19,050              494        -             -
   Shares repurchased                        (617)             (17)       -             -
   Change in foreign currency
     translation                             -                  64        -             -
   Balance at December 31, 1995        60,139,303         $801,494    $387,143      $251,500

   (*) Prior to the Mergers, Carl H. Lindner and certain members of the Lindner family owned all of the outstanding common stock of AFC.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   Under a 1983 agreement, certain members of the Lindner family (the "Group") had the right to "put" to AFC their shares of AFC common stock or options at a defined value. In anticipation of the extinguishment of the Group's rights due to the Mergers, the allocation of capital equal to that value
   ($32.5 million) was reclassified to Retained Earnings at December 31, 1994.

   AFC Mandatory Redeemable Preferred Stock At December 31, 1994, there were 274,242 shares of $10.50 par value Series E Preferred Stock outstanding. These shares were retired, at par, in December 1995. During 1994, AFC redeemed all 150,212 outstanding shares of Series I Preferred Stock and 230,469 shares of Series E Preferred Stock for approximately $6.6 million. During 1993, AFC purchased 75,106 shares of Series I Preferred Stock for approximately $2.1 million.

   Other AFC Preferred Stock  Subsequent to the Mergers, AFC's
   Preferred Stock is included in "Minority interest." At December 31, 1995, AFC's Preferred Stock was voting, cumulative, and consisted of the following:

        Series F, $1 par value; annual dividends per share
        $1.80; 10% may be retired at AFC's option at $20 per share in 1996; 13,744,754 shares (stated value - $167.9 million) outstanding at December 31, 1995 and 1994.

        Series G, $1 par value; annual dividends per share $1.05;
        may be retired at AFC's option at $10.50 per share;
        364,158 shares (stated value - $600,000) outstanding at December 31, 1995 and 1994.

   In 1994, AFC purchased 8,500 shares of Series F Preferred Stock from a subsidiary's profit sharing plan for $159,000.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

J. Income Taxes The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Earnings (in thousands):

                                                   1995       1994       1993
    Earnings before income taxes
      and extraordinary items                  $246,919    $43,568   $261,985
    Extraordinary items before income taxes         536    (17,192)    (4,559)
    Adjusted earnings before income taxes      $247,455    $26,376   $257,426

    Income taxes at statutory rate             $ 86,609    $ 9,232   $ 90,099
    Effect of:
      Losses (utilized) not utilized            (40,292)    19,267    (59,141)
      Dividends received deduction               (7,823)    (8,528)    (8,336)
      Minority interest                          11,673      2,998     12,082
      Amortization of intangibles                 3,015      1,987      2,658
      Tax exempt interest                          (897)      (689)      (659)
      Foreign income taxes                          359          6         76
      State income taxes                             81        149        820
      Other                                       3,483       (146)      (303)
    Total provision                              56,208     24,276     37,296
    Amounts applicable to extraordinary items       281        374       -
    Provision for income taxes as shown
      on the Statement of Earnings             $ 56,489    $24,650   $ 37,296

   Adjusted earnings (loss) before income taxes consisted of the following (in thousands):

                                                   1995       1994       1993
    Subject to tax in:
      United States                            $250,423    $28,422   $255,682
      Foreign jurisdictions                      (2,968)    (2,046)     1,744

                                               $247,455    $26,376   $257,426

   The total income tax provision consists of (in thousands):

                                                   1995       1994       1993
    Current taxes (credits):
      Federal                                   $38,512    $21,028    $43,592
      Foreign                                    (1,213)      -           503
      State                                         124        226      1,843
    Deferred taxes (credits):
      Federal                                    18,233      3,012     (8,256)
      Foreign                                       552         10       (386)
                                                $56,208    $24,276    $37,296

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   For income tax purposes, certain members of the AFC and American Premier consolidated tax groups had the following carryforwards available at December 31, 1995 (in millions):

      AFC Tax Group                 Expiring     Amount
                      {           1996 - 2001     $ 22
      Operating Loss  {           2002 - 2006      143
                      {           2007 - 2010      103

      American Premier Tax Group
      Operating Loss                     1996     $476
      Capital Loss                1997 - 1999      311
      Other - Tax Credits                           23

   Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities for AFG's tax groups included in the Balance Sheet at December 31, were as follows (in millions):

                                                  1995
                                                        American
                                                 AFC     Premier
                                           Tax Group   Tax Group     1994
       Deferred tax assets:
         Net operating loss carryforwards     $ 93.8     $166.5   $  80.0
         Capital loss carryforwards               -       108.7        -
         Insurance claims and reserves         195.9      102.9     202.1
         Other, net                             41.2       91.3      53.5
                                               330.9      469.4     335.6
         Valuation allowance for deferred
           tax assets                          (91.9)    (214.0)   (111.1)
                                               239.0      255.4     224.5
       Deferred tax liabilities:
         Deferred acquisition costs            (89.8)     (31.2)    (78.3)
         Investment securities                (210.8)     (23.8)   (103.6)
                                              (300.6)     (55.0)   (181.9)

       Net deferred tax asset (liability)    ($ 61.6)    $200.4    $ 42.6

   The gross deferred tax asset has been reduced by a valuation allowance based on an analysis of the likelihood of realization. Factors considered in assessing the need for a valuation allowance include: (i) recent tax returns, which show neither a history of large amounts of taxable income nor cumulative losses in recent years, (ii) opportunities to generate taxable income from sales of appreciated assets, and (iii) the likelihood of generating larger amounts of taxable income in the future. The likelihood of realizing this asset will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period in which the developments on which they are based become known.

   Cash payments for income taxes, net of refunds, were $14.8 million, $30.0 million and $49.6 million for 1995, 1994 and 1993, respectively.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

K. Extraordinary Items Extraordinary items represent AFG's proportionate share of gains (losses) recorded by the following companies from their debt retirements. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                       1995       1994      1993
       Subsidiaries:
         AFC (parent)               ($1,713)  ($ 6,454)    $  -
         APU (parent)                 6,137       -           -
         GAHC                          (611)      -           -
         AAG                           (201)    (1,328)    (4,559)
       Investee:
         Chiquita                    (2,795)    (9,036)      _-
                                     $  817   ($16,818)   ($4,559)

L. Commitments and Contingencies Loss accruals have been recorded for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier's predecessor, Penn Central Transportation Company ("PCTC"), prior to its bankruptcy reorganization in 1978. Any ultimate liability arising therefrom in excess of previously established loss accruals would normally be attributable to pre-reorganization events and circumstances and accounted for as a reduction in capital surplus. However, under purchase accounting in connection with the Mergers, any such excess liability will be charged to earnings in AFG's financial statements.

   American Premier's liability for environmental claims ($64.3 million at December 31, 1995, before claims for recovery of $9.5 million) consists of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs at certain railroad sites formerly owned by PCTC and certain other sites where hazardous waste was allegedly generated by PCTC's railroad operation. It is difficult to estimate remediation costs for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. American Premier's liability is based on information currently available and is subject to change as additional information becomes available.

   American Premier's liability for occupational injury and disease claims ($80.6 million at December 31, 1995, before claims for recovery of
   $62.1 million) includes pending and expected claims by former employees of PCTC for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the railroad workplace. Recorded amounts are based on the accumulation of estimates of reported and unreported claims and related expenses and estimates of probable recoveries from insurance carriers.

   In exchange for $5 million, AFC has agreed to indemnify a former subsidiary for up to $35 million in excess of a threshold amount of $25 million of the costs it may incur in the 12 years beginning April 1, 1993 to resolve environmental matters, bankruptcy claims and certain other matters. In connection with the 1994 sale of securities of a former subsidiary, American Premier assumed responsibility for certain environmental and other liabilities in consideration for an indemnity payment of $19.2 million. Additionally, another subsidiary has accrued $10.3 million at December 31, 1995, for environmental costs associated with the sales of former manufacturing properties.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   In management's opinion, the outcome of the items discussed under "Uncertainties" in Management's Discussion and Analysis, beginning on page 26 of this Form 10-K, and the above claims and contingencies will not, individually or in the aggregate, have a material adverse effect on AFG's financial condition or results of operations.

M. Benefit Plans AFG expensed ESORP contributions of $14.5 million in 1995, $6.2 million in 1994 and $9.4 million in 1993. AFG expensed postretirement benefits of $3.4 million in 1995, $2.4 million in 1994 and $3.1 million in 1993.

N. Transactions With Affiliates    In 1993, AFC sold stock of an
   affiliate to certain of its officers and employees for $1.8 million in cash and $270,000 in 5.25% unsecured notes due in five equal annual installments beginning in 1996. At Decemb er 31, 1993, an AFC real estate subsidiary owed $452,000 to The Provident Bank under a loan purchased by Provident in 1991 from an unrelated bank. The loan was repaid in 1994. Members of the Lindner family are majority owners of Provident's parent. In 1995, a subsidiary of AFC sold a house to its Chairman for $1.8 million. All of the above transactions have taken place at approximate market rates or values and, in the opinion of management, all amounts receivable are fully collectible.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

O. Quarterly Operating Results (Unaudited) The operations of certain of AFG's business segments are seasonal in nature. While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornados, etc.) may be seasonal. Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the nature of investees' operations and discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. See Notes A and C for changes in ownership of companies whose revenues are included in the consolidated operating results and for the effects of gains on sales of subsidiaries and investees in individual quarters. The following are quarterly results of consolidated operations for the two years ended December 31, 1995 (in millions, except per share amounts).

                                     1st        2nd       3rd        4th     Total
                                 Quarter    Quarter   Quarter    Quarter      Year
     1995
     Revenues                    $553.2   $1,005.9   $1,002.5   $1,068.0   $3,629.6
     Earnings before
       extraordinary items         29.8       33.0       51.0       76.6      190.4
     Extraordinary items             -          .5        2.0       (1.7)        .8
     Net earnings                  29.8       33.5       53.0       74.9      191.2

     Earnings per common share:
      Before extraordinary
       items                       $.83       $.63       $.95      $1.36      $3.87
      Extraordinary items            -         .01        .04       (.03)       .01
      Net earnings                  .83        .64        .99       1.33       3.88

     Average number of Common
       Shares                      28.3       52.7       53.4       56.1       47.6


     1994
     Revenues                    $523.6     $508.0     $537.5     $533.7   $2,102.8
     Earnings (loss) before
       extraordinary items         26.7       23.2        7.5      (38.5)      18.9
     Extraordinary items          (15.7)       (.7)       (.5)        .1      (16.8)
     Net earnings (loss)           11.0       22.5        7.0      (38.4)       2.1

     Earnings (loss) per
       common share:
        Before extraordinary
        items                      $.70       $.60       $.04     ($1.58)     ($.24)
       Extraordinary items         (.54)      (.03)      (.02)       -         (.59)
       Net earnings (loss)          .16        .57        .02      (1.58)      (.83)

     Average number of Common
       Shares                      28.3       28.3       28.3       28.3       28.3

   Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding during 1995. Results for 1994 included credits of $3.9 million and $5.3 million in the second and third quarters and a fourth quarter charge of $43.9 million for units outstanding under AFC's Book Value Incentive Plan.

   Realized gains on sales of securities amounted to (in millions):

                                1st        2nd        3rd        4th      Total
                            Quarter    Quarter    Quarter    Quarter       Year
      1995                    $ 3.5       $7.9      $23.6      $49.0      $84.0
      1994                     14.9        8.2       20.0        5.2       48.3

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

P. Insurance Securities owned by insurance subsidiaries having a carrying value of approximately $1.6 billion at December 31, 1995, were on deposit as required by regulatory authorities.

   Other income includes life, accident and health premiums of $15.7 million in 1995, $2.2 million in 1994 and $2.4 million in 1993.

   During the third quarter of 1994, the California Supreme Court upheld Proposition 103, an insurance reform measure passed by California voters in 1988. In addition to increasing rate regulation, Proposition 103 gives the California insurance commissioner power to mandate rate rollbacks for most lines of property and casualty insurance. GAI recorded a charge of $26 million (included in "Other operating and general expenses") in the third quarter of 1994 in response to the California court decision. This charge was revised at December 31, 1994 to reflect a settlement agreement signed in March 1995 setting GAI's refund obligation at $19 million. The agreement was finalized in 1995 following a required waiting period.

   Several proposals have been made in recent years to change the federal income tax system. Some proposals included changes in the method of treating investment income and tax deferred income. To the extent a new tax law reduces or eliminates the tax deferred status of AFG's annuity products, that segment could be materially affected.

   Insurance Reserves The liability for losses and loss adjustment expenses for certain long-term scheduled payments under workers' compensation, auto liability and other liability insurance has been discounted at rates ranging from 4% to 8%. As a result, the total liability for losses and loss adjustment expenses at December 31, 1995, has been reduced by $67 million.

   The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions):

                                             1995      1994      1993

    Balance at beginning of period         $2,187    $2,113    $2,886

    Reserves of American Premier:
      At date of deconsolidation              -         -        (785)
      At date of the Mergers                1,090       -         -

    Provision for losses and loss
      adjustment expenses occurring in
      the current year                      2,116     1,027     1,103
    Net decrease in provision for claims
      occurring in prior years               (139)      (40)      (39)
                                            1,977       987     1,064

    Payments for losses and loss adjustment
      expenses occurring during:
        Current year                         (987)     (381)     (363)
        Prior years                          (874)     (532)     (689)
                                           (1,861)     (913)   (1,052)

    Balance at end of period               $3,393    $2,187    $2,113

    Add back reinsurance recoverables         704       730       611

    Unpaid losses and loss adjustment
      expenses included in Balance Sheet,
      gross of reinsurance                 $4,097    $2,917    $2,724

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   Net Investment Income The following table shows (in millions) investment income earned and investment expenses incurred by AFG's insurance companies.

                                             1995      1994      1993
   Insurance group investment income:
     Fixed maturities                      $727.3    $560.6    $566.2
     Equity securities                        5.3       8.3       9.9
     Other                                    7.9       6.7       4.7
                                            740.5     575.6     580.8
   Insurance group investment expenses(*)   (33.8)    (32.0)    (38.9)
                                           $706.7    $543.6    $541.9

(*) Included primarily in "Other operating and general expenses" in the Statement of Earnings.

   Statutory Information AFG's insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):


                                                        Policyholders'
                                    Net Earnings           Surplus
                               1995    1994   1993      1995     1994
     Property and casualty
       companies               $200    $63    $179    $1,595     $943
     Life insurance companies    76     54      44       273      256

   Reinsurance In the normal course of business, AFG's insurance subsidiaries assume and cede reinsurance with other insurance companies. The following table shows (in millions) (i) amounts deducted from property and casualty premium income accounts in connection with reinsurance ceded, (ii) amounts included in income for reinsurance assumed and (iii) reinsurance recoveries deducted from losses and loss adjustment expenses.

                                              1995     1994    1993
       Reinsurance ceded to:
         Non-affiliates                       $476     $402    $333
         Affiliates                             33      161      89
       Reinsurance assumed - including
         non-voluntary pools and associations   93       83      61
       Reinsurance recoveries                  304      429     343

Q. Additional Information Total rental expense for various leases of railroad rolling stock, office space and data processing equipment was $35 million, $22 million and $24 million for 1995, 1994 and 1993, respectively. Sublease rental income related to these leases totaled $6.2 million in 1995, $6.4 million in 1994 and $6.6 million in 1993.

   Future minimum rentals, related principally to office space and railroad rolling stock, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1995, were as follows: 1996 - $43 million, 1997 - $37 million, 1998 - $27 million, 1999 - $19 million; 2000
   - $10 million and $18 million thereafter. At December 31, 1995, minimum sublease rentals to be received through the expiration of the leases aggregated $27 million.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   Other operating and general expenses included charges for possible losses on agents' balances, reinsurance recoverables and other receivables in the following amounts: 1995 - $0, 1994 - $18 million and 1993 - $10 million. The aggregate allowance for such losses amounted to approximately $144 million and $109 million at December 31, 1995 and 1994, respectively.

   Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFG's financial instruments at December 31.

                                  1995                 1994
                           Carrying    Fair     Carrying    Fair
                              Value   Value        Value   Value
     Assets:
     Bonds and redeemable
       preferred stocks      $9,538  $9,679       $6,492  $6,199
     Other stocks               252     252          209     209

     Liabilities:
     Annuity benefits
       accumulated           $5,052  $4,887       $4,618  $4,510
     Long-term debt:
       AFC (parent company)     311     325          490     473
       APU (parent company)     337     344           -       -
       Other subsidiaries       234     243          617     618

   When available, fair values are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on present values, discounted cash flows, fair value of comparable securities, or similar methods. The fair value of the liability for annuities in the payout phase is assumed to be the present value of the anticipated cash flows, discounted at current interest rates. Fair value of annuities in the accumulation phase is assumed to be the policyholders' cash surrender amount.

   Financial Instruments with Off-Balance-Sheet Risk On occasion, AFG and its subsidiaries have entered into financial instrument transactions which may present off-balance-sheet risks of both credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 1995, AFG and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling $17 million.

   Restrictions on Transfer of Funds and Assets of Subsidiaries Payments of dividends, loans and advances by AFG's subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. The maximum amount of dividends payable (without prior approval from state insurance regulators) in 1996 from AFG's insurance subsidiaries is approximately
   $210 million. Total "restrictions" on intercompany transfers from AFG's subsidiaries cannot be quantified due to the discretionary nature of the restrictions.

R. Subsequent Event (Unaudited) In January 1996, AFG announced that it has agreed to sell its subsidiary, Buckeye Management Company, to Buckeye management (including an AFG director who resigned in March 1996) and employees for $63 million in cash. In connection with the sale, the AFG director has converted his AFG convertible preferred stock into 446,799 shares of AFG Common Stock and sold such shares in the open market. The sale of Buckeye is expected to close in late March 1996.

                             PART IV

                             ITEM 14

   Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)  Documents filed as part of this Report:
     1. Financial Statements are included in Part II, Item 8.

     2. Financial Statement Schedules:
        A. Selected Quarterly Financial Data is included in Note O to the Consolidated Financial Statements.

        B. Schedules filed herewith for 1995, 1994 and 1993:
                                                                      Page
           I - Condensed Financial Information of Registrant           S-2

           V - Supplemental Information Concerning
                 Property-Casualty Insurance Operations                S-4

          All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

    3.  Exhibits - see Exhibit Index on page E-1.

(b) Reports on Form 8-K:

          Date of Reports         Items Reported

          December 13, 1995       Court of Appeals Ruling - USX
                                  Litigation

          February 14, 1996       Agreement to sell Citicasters
                                  Common Stock

            AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY (*)
       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (In Thousands)


                            Condensed Balance Sheet

                                                   December 31,
Assets:                                        1995           1994
  Cash and short-term investments        $   96,207     $    4,896
Investment in securities                       -             1,786
 Receivables from affiliates                 85,055        288,271
 Investment in subsidiaries               1,260,690        976,151
 Investment in investee corporations           -           233,908
 Other assets                                 6,204         49,747
                                         $1,448,156     $1,554,759
Liabilities and Capital:
 Accounts payable, accrued expenses and other
   liabilities                          $    8,019      $   83,783
 Payables to affiliates                        -           582,048
 Long-term debt                                -           490,065
 Capital subject to mandatory redemption       -             2,880
 Other capital                            1,440,137        395,983
                                         $1,448,156     $1,554,759

                   Condensed Statement of Earnings

                                             Year Ended December 31,
Income:                                    1995      1994      1993
 Dividends from:
   Subsidiaries                        $ 37,044  $ 25,571  $248,168
   Investees                                879     3,514     4,035
                                         37,923    29,085   252,203
 Equity in undistributed earnings of
   subsidiaries and investees           224,921   113,631    65,435
 Realized gains (losses) on sales of:
   Securities                              -        7,477   (1,743)
   Investees                               -      (5,555)    59,182
 Investment and other income              9,131    26,546    21,370
                                        271,975   171,184   396,447

Costs and Expenses:
 Interest charges on borrowed money      13,997    60,439    74,793
 Book Value Incentive Plan                 -       44,166       596
 Other operating and general expenses    11,059    23,011    59,073
                                         25,056   127,616   134,462

Earnings before income taxes and
  extraordinary items                   246,919    43,568   261,985
Provision for income taxes               56,489    24,650    37,296

Earnings before extraordinary items     190,430    18,918   224,689

Extraordinary items, net of income
  taxes                                     817   (16,818)   (4,559)

Net Earnings                           $191,247  $  2,100  $220,130


(*) Financial statements for periods prior to the Mergers are those of AFC. Results for 1995 include the earnings of AFC (parent only) for the period prior to the Mergers.

            AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY (*)
 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                             (In Thousands)

                  Condensed Statement of Cash Flows

                                                       Year Ended December 31,
                                                       1995       1994       1993
Operating Activities:
 Net earnings                                      $191,247   $  2,100   $220,130
Adjustments:
   Extraordinary losses from retirement of debt        (817)    16,818      4,559
   Equity in earnings of subsidiaries              (193,206)   (88,060)  (172,803)
   Equity in net earnings of investees               (4,462)    (2,872)    (1,963)
   Depreciation and amortization                        123        612      3,778
   Realized gains on sales of subsidiaries
     and investments                                   -        (1,929)   (57,421)
   Writeoff of debt discount and issue costs           -          -        24,814
   Change in receivables from and payables to
     affiliates                                    (100,225)   125,427   (196,338)
   Increase (decrease) in payables                  (10,861)    37,051    (13,146)
   Dividends from subsidiaries and investees         36,649     20,504    131,914
   Other                                              7,414     (2,194)   (16,943)
                                                    (74,138)   107,457    (73,419)

Investing Activities:
 Purchases of subsidiaries and other
   investments                                          (30)      -       (29,501)
 Sales of subsidiaries and other investments           -        20,975    126,196
 Other, net                                             255       (788)       344
                                                        225     20,187     97,039

Financing Activities:
 Additional long-term borrowings                         70        732      9,984
 Reductions of long-term debt                          (325)   (89,901)    (9,062)
 Issuances of common stock                          211,557       -          -
 Repurchases of common and preferred stock              (17)    (6,738)    (2,643)
 Cash dividends paid                                (36,532)   (29,522)   (28,034)
 Cash of predecessor company at date of merger       (9,529)      -          -
                                                    165,224   (125,429)   (29,755)

Net Increase (Decrease) in Cash and
  Short-term Investments                             91,311      2,215     (6,135)

Cash and short-term investments at beginning
 of period                                            4,896      2,681      8,816

Cash and short-term investments at end
 of period                                         $ 96,207   $  4,896   $  2,681

(*) Financial statements for periods prior to the Mergers are those of AFC.
    Results for 1995 include the cash flows of AFC (parent only) for the period prior to the Mergers.

                          AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING
                               PROPERTY-CASUALTY INSURANCE OPERATIONS
                                THREE YEARS ENDED DECEMBER 31, 1995
                                           (IN MILLIONS)

COLUMN A      COLUMN B   COLUMN C       COLUMN D     COLUMN E     COLUMN F
                             (a)
AFFILIA-                   RESERVES        (b)
TION WITH     DEFERRED     FOR UNPAID    DISCOUNT      (c)
WITH          POLICY       CLAIMS AND    DEDUCTED    UNEARNED     EARNED
REGISTRANT    ACQUISITION  CLAIMS AD-    COLUMN C    PREMIUMS     PREMIUMS
              COSTS        JUSTMENT
                           EXPENSES



CONSOLIDATED PROPERTY-CASUALTY ENTITIES

1995 (d)       $270          $4,097          $67       $1,294       $2,649

1994           $166          $2,917          $71       $  825       $1,379

1993 (d)                                                            $1,495


      COLUMN G           COLUMN H           COLUMN I     COLUMN J    COLUMN K

                                           AMORTIZATION    PAID      NET
      INVESTMENT    ADJUSTMENT EXPENSES      POLICY      AND CLAIM   WRITTEN
      INCOME        INCURRED RELATED TO    ACQUISITION   ADJUSTMENT
                                              COSTS       EXPENSES
                   CURRENT        PRIOR
                      YEAR         YEAR


CONSOLIDATED PROPERTY-CASUALTY ENTITIES

1995 (d) $303       $2,116       ($139)      $577         $1,861      $2,688

1994     $177       $1,027       ($ 40)      $329         $  913      $1,481

1993 (d) $206       $1,103       ($ 39)      $345         $1,052      $1,587

    (a) Grossed up for reinsurance recoverables of $704 and $730 at December 31, 1995 and 1994, respectively.
    (b)  Discounted at rates ranging from 4% to 8%.
    (c) Grossed up for prepaid reinsurance premiums of $143 and $172 at December 31, 1995 and 1994, respectively.
    (d) Includes American Premier's Insurance Group through March 31, 1993, and after April 1, 1995.

                          INDEX TO EXHIBITS

                    AMERICAN FINANCIAL GROUP, INC.


Number              Exhibit Description

  2        Agreement and Plan of Acquisition
           and Reorganization filed as
           Exhibit 2 to AFG's Registration
           Statement on Form S-4 effective
           February 17, 1995.                                 (*)

  3(a)     Amended and Restated Articles of
           Incorporation.                                   _____

  3(b)     Amended Code of Regulations.                     _____

  4        Instruments defining the       The rights of holders of
           rights of security holders.    Registrant's Preferred Stock are
                                          defined in the Articles of Incor-
                                          poration.  Registrant has no out-
                                          standing debt issues.

           Management Contracts:
 10(a)       Stock Option Plan filed as                       (*)
             Exhibit (10)(iii)(a)(i) to AFG's
             Registration Statement on Form 8-B
             filed on April 17, 1995.

 10(b)       Form of certain stock option agreement.        _____

 10(c)       Stock Option Loan Program.                     _____

 10(d)       Bonus Plan for 1996.                           _____

 10(e)       Retirement program for outside directors.      _____

 10(f)       Directors' Compensation Plan.                  _____

 10(g)       Severance Agreement between American
             Premier and an AFG executive officer.          _____

 10(h)       Agreement relating to the sale of
             Buckeye Management Company.                    _____

 11        Computation of earnings per share.               _____

 12        Computation of ratios of earnings
           to fixed charges.                                _____

 16        Letter from Deloitte & Touche LLP included
           in AFG's Form 8-K filed on August 29, 1995.        (*)

 21        Subsidiaries of the Registrant.                  _____

 23        Consents of independent auditors.                _____

 27        Financial data schedule.                          (**)

 28        Information from reports furnished to
           state insurance regulatory authorities.          _____

 (*)   Incorporated herein by reference.
 (**) Copy included in Report filed electronically with the Securities and Exchange Commission.

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

            EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
                  FOR THE YEAR ENDED DECEMBER 31, 1995
               (In Thousands, Except Per Share Amounts)



Earnings before extraordinary items                              $190,430
Preferred dividend requirement of predecessor company              (6,349)

Net earnings before extraordinary items
  available to common shareholders                                184,081

Extraordinary items                                                   817

Net earnings available to common shareholders                    $184,898


Computation of primary earnings per common share

Shares used in calculation of per share data:
  Weighted average common shares outstanding                       47,620
  Dilutive effect of assumed exercise of certain stock options        503

  Weighted average common shares used to calculate
    primary earnings per share                                     48,123

Primary earnings per common share                 Dilution less than 3%


Computation of fully diluted earnings per common share

Shares used in calculation of per share data:
  Weighted average common shares outstanding                       47,620
  Dilutive effect of assumed exercise of certain stock options        608

  Weighted average common shares used to calculate
    fully diluted earnings per share                               48,228

Fully diluted earnings per common share           Dilution less than 3%


Reported earnings per share based on
 weighted average common shares outstanding
  Before extraordinary items                                        $3.87
  Extraordinary items                                                 .01

  Net earnings                                                      $3.88

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   EXHIBIT 12 - COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                        (Dollars in Thousands)

Year Ended December 31,
                                         1995       1994       1993       1992       1991
Pretax income (loss) excluding
  discontinued operations            $247,455   $ 26,376   $257,426  ($144,854)  $118,710
Minority interest in subsidiaries
  having fixed charges(*)              33,190      8,565     34,800     37,685     44,369
Less undistributed equity in (earnings)
  losses of investees                  (1,559)    49,010    (25,067)   376,020      5,817
Fixed charges:
  Interest expense                    124,633    114,803    153,836    212,150    245,757
  Debt discount (premium) and expense  (1,023)     1,240      5,273      4,698      6,961
  One-third of rentals                  9,471      5,119      5,801     16,341     45,286

      EARNINGS                       $412,167   $205,113   $432,069   $502,040   $466,900


Fixed charges:
  Interest expense                   $124,633   $114,803   $153,836   $212,150   $245,757
  Debt discount (premium) and expense  (1,023)     1,240      5,273      4,698      6,961
  One-third of rentals                  9,471      5,119      5,801     16,341     45,286
  Pretax preferred dividend requirements
    of subsidiaries                    25,376       -          -          -           598
    Capitalized interest                 -          -          -          -         5,495

      FIXED CHARGES                  $158,457   $121,162   $164,910   $233,189   $304,097


Ratio of Earnings to Fixed Charges       2.60       1.69       2.62       2.15       1.54


Earnings in excess of Fixed Charges  $253,710   $ 83,951   $267,159   $268,851   $162,803



(*)  Amounts include preferred dividends of subsidiaries.

                    AMERICAN FINANCIAL GROUP, INC.

             EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT


  The following is a list of subsidiaries of AFG at December 31, 1995. All corporations are subsidiaries of AFG and, if indented, subsidiaries of the company under which they are listed.

                                                          Percentage of
                                             State of     Common Equity
Name of Company                            Incorporation      Ownership

American Financial Corporation                 Ohio             100
  Great American Holding Corporation           Ohio             100
    Great American Insurance Company           Ohio             100
      American Annuity Group, Inc.             Delaware          81
        Great American Life Insurance Company  Ohio             100
      American Empire Surplus Lines Insurance
        Company                                Delaware         100
      American National Fire Insurance Company New York         100
      Great American Management Services, Inc. Ohio             100
      Mid-Continent Casualty Company           Oklahoma         100
      Stonewall Insurance Company              Alabama          100
      Transport Insurance Company              Ohio             100
American Financial Enterprises, Inc.           Connecticut       83
American Premier Underwriters, Inc.            Pennsylvania     100
  Pennsylvania Company                         Delaware         100
    Atlanta Casualty Company                   Illinois         100
   Infinity Insurance Company                  Florida          100
     Leader National Insurance Company         Ohio             100
   Republic Indemnity Company of America       California       100
     Republic Indemnity Company of California  California       100
   Windsor Insurance Company                   Indiana          100

   The names of certain subsidiaries are omitted, as such subsidiaries in the aggregate would not constitute a significant subsidiary.

   See Part I, Item 1 of this Report for a description of certain companies in which AFG owns a significant portion and accounts for under the equity method.

                    AMERICAN FINANCIAL GROUP, INC.

           EXHIBIT 28 - INFORMATION FROM REPORTS FURNISHED
              TO STATE INSURANCE REGULATORY AUTHORITIES



                   Schedule P of Annual Statements



A.  CONSOLIDATED PROPERTY AND CASUALTY ENTITIES   -   See Attached
       Schedules

     Schedule P (prepared in accordance with the rules prescribed by the National Association of Insurance Commissioners) includes the reserves of AFG's consolidated property and casualty subsidiaries. The following is a summary of Schedule P reserves (in millions):


     Schedule P - Part 1 Summary - col. 33                 $2,815
                                 - col. 34                    579
     Statutory Loss and Loss Adjustment Expense Reserves   $3,394



B.  UNCONSOLIDATED SUBSIDIARIES                               None



C.  50% OR LESS OWNED PROPERTY AND CASUALTY INVESTEES         None

                    AMERICAN FINANCIAL GROUP, INC.

            EXHIBIT 23 - CONSENTS OF INDEPENDENT AUDITORS


   We consent to the incorporation by reference in Registration
Statement No. 33-58825 on Form S-8, Registration Statement No. 33-58827 on Form S-8, and Registration Statement No. 33-59989 on Form S-3 of our report dated March 15, 1996, with respect to the consolidated financial statements and schedules of American Financial Group, Inc. included in the Annual Report on Form 10-K for the year ended December 31, 1995.




                                             ERNST & YOUNG LLP
Cincinnati, Ohio
March 27, 1996




_________________________________________________________________



   We consent to the incorporation by reference in Registration
Statement No. 33-58825 on Form S-8, Registration Statement No. 33-58827 on Form S-8, and Registration Statement No. 33-59989 on Form S-3 of our report dated February 15, 1995 (March 23, 1995 with respect to the acquisition of American Financial Corporation as discussed in Note B to the financial statements), appearing in the Annual Report on Form
10-K of American Financial Group, Inc. for the year ended December 31,
1995.



                                             DELOITTE & TOUCHE LLP

Cincinnati, Ohio
March 27, 1996

                              Signatures


    Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.


                                     American Financial Group, Inc.


Signed:  March 27, 1996              BY:s/CARL H. LINDNER
                                          Carl H. Lindner
                                          Chairman of the Board and
                                            Chief Executive Officer








Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                    Capacity                  Date


s/CARL H. LINDNER             Chairman of the Board     March 27, 1996
  Carl H. Lindner               of Directors


s/THEODORE H. EMMERICH        Director*                 March 27, 1996
  Theodore H. Emmerich


s/JAMES E. EVANS              Director                  March 27, 1996
  James E. Evans


s/CARL H. LINDNER III         Director                  March 27, 1996
  Carl H. Lindner III


s/WILLIAM R. MARTIN           Director*                 March 27, 1996
  William R. Martin


s/FRED J. RUNK                Senior Vice President and March 27, 1996
  Fred J. Runk                  Treasurer (principal
                                financial and accounting
                                officer)




*  Member of the Audit Committee