Form 10-Q
period 1996-03-31
AMERICAN FINANCIAL GROUP INC /OH/
filed 1996-05-15
CIK 933537

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarterly Period Ended                           Commission File
March  31, 1996                                          No. 1-11453



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


     As of May 1, 1996, there were 60,851,697 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                      March 31,     December 31,
                                                          1996             1995
                 Assets
Cash and short-term investments                     $  249,052      $   544,408
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $3,665,300 and $3,729,300)           3,629,854        3,588,943
    Available for sale - at market
      (amortized cost - $5,986,572 and $5,648,060)   6,095,572        5,949,260
  Other stocks - principally at market
    (cost - $137,102 and $136,944)                     253,302          252,244
  Investment in investee corporations                  313,865          306,545
  Loans receivable                                     629,297          631,408
  Real estate and other investments                    216,826          220,135
       Total investments                            11,138,716       10,948,535

Recoverables from reinsurers and prepaid
  reinsurance premiums                                 899,722          923,080
Agents' balances and premiums receivable               678,019          703,274
Deferred acquisition costs                             429,820          419,919
Other receivables                                      329,397          270,263
Deferred tax asset                                     186,522          200,392
Assets held in separate accounts                       240,551          238,524
Prepaid expenses, deferred charges and other assets    409,831          391,339
Cost in excess of net assets acquired                  293,959          314,136
                                                   $14,855,589      $14,953,870

           Liabilities and Shareholders' Equity
Unpaid losses and loss adjustment expenses         $ 4,056,145      $ 4,096,703
Unearned premiums                                    1,246,463        1,294,054
Annuity benefits accumulated                         5,130,239        5,051,959
Life, accident and health reserves                     544,181          538,274
Long-term debt:
  Direct obligations of AFG Parent Company                -                -
  Obligations of AFG subsidiaries:
    American Financial Corporation (parent only)       261,806          311,202
    American Premier Underwriters (parent only)        299,706          337,334
    American Annuity Group                             166,053          167,734
    Other subsidiaries                                  75,883           65,793
Liabilities related to separate accounts               240,551          238,524
Accounts payable, accrued expenses and other
  liabilities                                        1,125,509        1,097,766
Minority interest                                      302,383          314,390
       Total liabilities                            13,448,919       13,513,733

Shareholders' Equity:
  Common Stock, $1 par value
    - 200,000,000 shares authorized
    - 60,825,162 and 60,139,303 shares outstanding      60,825           60,139
  Capital surplus                                      754,975          741,355
  Retained earnings                                    445,670          387,143
  Net unrealized gain on marketable securities,
    net of deferred income taxes                       145,200          251,500
       Total shareholders' equity                    1,406,670        1,440,137
                                                   $14,855,589      $14,953,870

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                      (In Thousands, Except Per Share Data)

                                                          Three months ended
                                                                March 31,
                                                          1996             1995
Income:
  Property and casualty insurance premiums          $  713,389         $349,133
  Life, accident and health premiums                    24,253              739
  Investment income                                    202,816          152,334
  Realized gains on sales of securities                 18,718            3,476
  Equity in net earnings of investee corporations        8,522           22,901
  Gain on sale of subsidiary                            33,891             -
  Other income                                          29,333           25,024
                                                     1,030,922          553,607

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses                509,157          243,643
    Commissions and other underwriting expenses        200,679          119,611
  Annuity benefits                                      68,015           64,262
  Life, accident and health benefits                    21,593              415
  Interest charges on borrowed money                    21,866           29,129
  Other operating and general expenses                  86,789           57,445
                                                       908,099          514,505

Earnings before income taxes and extraordinary
  items                                                122,823           39,102
Provision for income taxes                              41,625            9,237

Earnings before extraordinary items                     81,198           29,865

Extraordinary items - loss on prepayment of debt        (7,633)            -

Net Earnings                                        $   73,565         $ 29,865

Preferred dividend requirement of
  predecessor company                                     -               6,350

Net earnings available to Common Shares             $   73,565         $ 23,515

Earnings (loss) per Common Share:
  Before extraordinary items                             $1.35             $.83
  Extraordinary items                                     (.13)              -
  Net earnings                                           $1.22             $.83


Average number of Common Shares                         60,329           28,324

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                          Three months ended
                                                                March 31,
                                                            1996           1995
Operating Activities:
Net earnings                                            $ 73,565       $ 29,865
  Adjustments:
     Extraordinary losses from retirement of debt          7,633           -
     Depreciation and amortization                        15,414          7,723
     Annuity benefits                                     68,015         64,262
     Equity in net earnings of investee corporations      (8,522)       (22,901)
     Changes in reserves on assets                         3,752         (1,154)
     Realized gains on investing activities              (51,582)        (3,568)
     Decrease in reinsurance and other receivables        17,388          8,641
     Increase in other assets                            (22,793)       (49,619)
     Increase (decrease) in insurance claims
       and reserves                                      (82,242)        71,072
     Increase (decrease) in other liabilities              9,293        (13,960)
     Increase (decrease) in minority interest               (900)         3,102
     Dividends from investees                              1,200          5,815
     Other, net                                           (2,654)        (1,344)
                                                          27,567         97,934
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                          (726,351)      (254,863)
    Equity securities                                     (8,573)          -
    Real estate, property and equipment                   (7,898)        (5,331)
  Maturities and redemptions of fixed maturity
  investments                                            176,536         49,019
  Sales of:
    Fixed maturity investments                           242,365         54,732
    Equity securities                                     20,845          9,007
    Investees and subsidiaries                            59,585           -
    Real estate, property and equipment                    1,206          2,079
  Cash of former subsidiaries                             (4,589)          -
  Increase in other investments                           (3,252)        (3,574)
                                                        (250,126)      (148,931)
Financing Activities:
  Annuity receipts                                       137,241        119,420
  Annuity payments                                      (113,852)       (99,374)
  Additional long-term borrowings                        111,200         29,750
  Reductions of long-term debt                          (197,918)       (13,176)
  Issuances of common stock                                5,533           -
  Cash dividends paid                                    (15,001)          (191)
                                                         (72,797)        36,429

Net Decrease in Cash and Short-term Investments         (295,356)       (14,568)

Cash and short-term investments at beginning of period   544,408        171,335

Cash and short-term investments at end of period        $249,052       $156,767

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Mergers American Financial Group, Inc. ("AFG") was formed in December 1994 for the purpose of acquiring American Financial Corporation ("AFC") and American Premier Underwriters, Inc. ("American Premier"). In Mergers completed on April 3, 1995, AFG issued 71.4 million shares of its Common Stock in exchange for all of the outstanding common stock of AFC and American Premier. AFC received 18.7 million shares of AFG for its investment in American Premier. These shares are accounted for herein as retired.

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

     The valuation of American Premier's net assets was determined based on the fair market value of the AFG shares issued to shareholders other than AFC and was allocated to American Premier's assets and liabilities based on their fair values at the date of acquisition. The following pro forma data is presented as if the Mergers occurred on January 1, 1995 (in millions, except per share data).

                                                 Three months ended
                                                     March 31, 1995
               Revenues                                        $972
               Net Earnings                                      48
               Earnings per Share                              $.90

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

    The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

     AFG's ownership of subsidiaries and significant investees with publicly traded common shares was as follows:
                                                     March 31,   December 31,
                                                         1996   1995    1994
       American Annuity Group, Inc. ("AAG")                81%    81%     80%
       American Financial Enterprises, Inc. ("AFEI")       83%    83%     83%
       American Premier Underwriters, Inc.                 (a)    (a)     42%
       Chiquita Brands International, Inc.                 43%    44%     46%
       Citicasters Inc.                                    38%    38%     37%

       (a) Became a 100%-owned subsidiary on April 3, 1995.

     Investments Debt securities are classified as "held to maturity" and reported at amortized cost if AFG has the positive intent and ability to hold them to maturity. Debt and equity securities are classified as "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity if the securities are not classified as held to maturity or bought and held principally for selling in the near term. Only in certain limited circumstances, such as significant issuer credit deterioration or if required by insurance or other regulators, may a company change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future.

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

     Reinsurance In the normal course of business, AFG's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering reinsurance ceded, AFG's insurance subsidiaries would remain

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
     liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsurance policies. AFG's insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. AFG's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding reinsurers.

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

     Life, Accident and Health Reserves Liabilities for future policy benefits under traditional ordinary life, accident and health policies are computed using a net level premium method. Computations are based on anticipated investment yields, mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves are modified as necessary to reflect actual experience and developing trends.

     Assets Held In and Liabilities Related to Separate Accounts Investment annuity deposits and related liabilities represent deposits maintained by several banks under a previously offered tax deferred annuity program. AAG receives an annual fee from each bank for sponsoring the program; depositors can elect to purchase an annuity from AAG with funds in their account.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

     Premium Recognition Property and casualty premiums are earned over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations. For traditional life, accident and health products, premiums are recognized as revenue when legally collectible from policyholders. For interest-sensitive life and universal life products, premiums are recorded in a policyholder account which is reflected as a liability. Revenue is recognized as amounts are assessed against the policyholder account for mortality coverage and contract expenses.

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

     Income Taxes AFC and American Premier each file consolidated federal inc ome tax returns which include all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries. Because voting rights aggregating 21% were extended to holders of AFC Series F and G Preferred Stock in connection with the Mergers, AFC continues to file a separate consolidated return. AFG (parent) is included in American Premier's consolidated return. Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

     Minority Interest For balance sheet purposes, minority interest represents the interests of noncontrolling shareholders in AFG subsidiaries and includes AFC preferred stock. For income statement purposes, minority interest (included in "Other operating and general expenses") represents those shareholders' interest in the earnings of AFG subsidiaries and includes AFC preferred dividends following the Mergers.

     Earnings Per Share Earnings per share are calculated on the basis of the weighted average number of shares of common stock outstanding during the period and the dilutive effect, if material, of assumed conversion of common stock options. The weighted average number of shares used for periods prior to April 3, 1995, is based upon the 28.3 million shares issued in exchange for AFC common shares in the Mergers discussed in Note A.

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

                                                         Three months ended
                                                               March 31,
                                                          1996          1995
       Revenues
         Property and casualty insurance:
           Premiums earned:
             Nonstandard automobile                 $  304,392      $  9,888
             Specialty lines                           229,292       171,460
             Commercial and personal lines             179,547       167,369
             Other lines                                   158           416
                                                       713,389       349,133
           Investment and other income                 121,364        71,485
                                                       834,753       420,618
         Annuities and life (*)                        139,414        97,922
         Other                                          48,233        12,166
                                                     1,022,400       530,706
         Equity in net earnings
           of investee corporations                      8,522        22,901
                                                    $1,030,922      $553,607

         (*) Represents primarily investment income.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

D. Investment in Investee Corporations Investment in investee corporations represents AFG's ownership of securities of certain companies.
     The companies named in the following table are subject to the rules and regulations of the SEC. Market value of the investments was approximately $593 million and $509 million at March 31, 1996 and December 31, 1995, respectively. AFG's investment (and common stock ownership percentage) in these investees was as follows (dollars in thousands):

                                       March 31, 1996        December 31, 1995
          Chiquita                     $240,116 (43%)           $232,466 (44%)
          Citicasters                    73,749 (38%)             74,079 (38%)
                                       $313,865                 $306,545

     Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. Citicasters owns and operates radio and television stations in major markets throughout the country.

     In February 1996, Citicasters entered into a merger agreement with Jacor Communications, Inc. providing for the acquisition of Citicasters by Jacor. Under the agreement, AFG and its subsidiaries would receive approximately $220 million in cash plus warrants to buy approximately
     1.5 million shares of Jacor common stock at $28 per share. AFG expects to realize a pretax gain of approximately $150 million on the sale. Consummation of the transaction is subject to regulatory approvals, and certain adjustments to the price will be made if the transaction closes after September 30, 1996.

     Summarized financial information for AFG's investees follows (in millions):

                                                 Three months ended March 31,
          Chiquita                                      1996            1995
          Net Sales                                     $625            $674
          Operating Income                                58              76
          Income from Continuing Operations               24              34
          Discontinued Operations                         -                4
          Net Income                                      24              38


                                                 Three months ended March 31,
          Citicasters                                   1996            1995
          Net Revenues                                   $31             $29
          Operating Income                                 4               5
          Net Earnings (Loss)                             (1)              1

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

E. Long-Term Debt During the first quarter of 1996, AFC (parent) repurchased $49.0 million of its debentures for $53.2 million; American Premier repurchased $35.4 million of its Notes for $38.3 million; and AAG repurchased $22.1 million of its Notes for $24.1 million. During the second quarter of 1996 (through May 13), these companies repurchased an aggregate of $59.1 million of debt for $63.9 million.

     At March 31, 1996, sinking fund and other scheduled principal payments on debt for the balance of 1996 and the subsequent five years were as follows (in thousands):
                                 American
                      AFC         Premier
                 (Parent)        (Parent)        Other          Total
         1996     $  -           $   -         $ 1,604       $  1,604
         1997      5,431             -           2,560          7,991
         1998        -               -           2,828          2,828
         1999        -            136,765       42,121        178,886
         2000        -            101,192       19,686        120,878
         2001        -               -          42,934         42,934

     Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.

F. Capital Stock At March 31, 1996, there were 60,825,162 shares of AFG Common Stock outstanding or issuable, including 1,372,803 shares held by American Premier for issuance to certain creditors and other claimants pursuant to a plan of reorganization relating to American Premier's predecessor.

     AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value. At December 31, 1995, AFG had 212,698 shares of convertible preferred stock outstanding with a stated value of $469,000 (included in Capital Surplus, net of related notes receivable). These shares were converted into 446,799 shares of AFG Common Stock in March 1996.

     At March 31, 1996, there were 5.8 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, AFG had options for 3.7 million shares outstanding. Options become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are generally fully exercisable upon grant. All options expire ten years after the date of grant.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

     A progression of AFG's Shareholders' Equity is as follows
     (dollars in thousands):

                                                           Common Stock
                                                 Common     and Capital     Retained
                                                 Shares         Surplus     Earnings    Unrealized
     Balance at December 31, 1995            60,139,303        $801,494     $387,143      $251,500

     Net earnings                                  -               -          73,565          -
     Change in unrealized                          -               -            -         (106,300)
     Common Stock dividends                        -               -         (15,038)         -
     Shares issued:
       Exercise of stock options                217,737           4,891         -             -
       Dividend reinvestment plan                 1,139              37         -             -
       Employee stock purchase plan              20,214             642         -             -
       Conversion of Preferred Stock            446,799           8,908         -             -
     Shares repurchased                             (30)             (1)        -             -
     Change in foreign currency translation        -               (171)        -             -

     Balance at March 31, 1996               60,825,162        $815,800     $445,670      $145,200

G. Extraordinary Items Extraordinary items represent AFG's proportionate share of losses recorded by the following companies from their debt retirements. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                                   Three months ended
                                                       March 31, 1996
           Subsidiaries:
             AFC (parent)                                     ($4,198)
             APU (parent)                                      (1,257)
             AAG                                               (2,178)
                                                              ($7,633)

H. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFG's Statement of Cash Flows consisted of the following (in thousands):

                                           Held to     Available
     1996                                 Maturity      For Sale         Total
     Purchases                             $86,900      $639,451      $726,351
     Maturities and redemptions             81,847        94,689       176,536
     Sales                                    -          242,365       242,365

     1995
     Purchases                             $97,511      $157,352      $254,863
     Maturities and redemptions             26,700        22,319        49,019
     Sales                                    -           54,732        54,732

I.  Commitments and Contingencies   There have been no significant changes to
    the matters discussed and referred to in Note L "Commitments and Contingencies" in AFG's Annual Report on Form 10-K for 1995.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                                     ITEM 2

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

GENERAL

AFG and its subsidiaries, AFC and American Premier, are organized as holding companies with almost all of their operations being conducted by subsidiaries. The parent corporations, however, have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, and shareholder dividends.

As discussed in Note A, financial statements for periods prior to the April 1995 mergers are those of AFC. Since many of its businesses are financial in nature, AFG does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

Ratios Since the Mergers, approximately $930 million of AFC and American Premier debt has been retired or replaced with lower cost debt, resulting in a net reduction of aggregate debt by approximately 60%. Consequently, AFG's debt to total capital ratio at the holding company level improved from nearly 60% at the date of the Mergers to less than 30% at March 31, 1996. These debt reductions and replacements will also reduce AFG's interest expense by approximately $84 million annually.

AFG's ratio of earnings to fixed charges on a total enterprise basis was 4.59 for the first three months of 1996 compared to 2.60 for the entire year of 1995. Assuming the Mergers and related transactions discussed in Note A occurred on January 1, 1995, the ratio for the year 1995 would have been 2.93.

Sources of Funds    Management believes AFG has sufficient resources to meet the liquidity requirements of AFG, AFC and American Premier through operations in the short-term and long-term future. If funds generated from operations, including dividends from subsidiaries, are insufficient to meet fixed charges in any period, these companies would be required to generate cash through borrowings, sales of securities or other assets, or similar transactions.

Prior to the Mergers, American Premier had substantial cash and short-term investments at the parent company level. Subsequent to the Mergers, AFC and its subsidiaries entered into credit agreements with American Premier. At March 31, 1996, $783 million had been borrowed under these agreements and used for debt retirements, capital contributions to subsidiaries, and other corporate purposes. In addition, AFG and American Premier entered into a reciprocal credit agreement under which these companies will make funds available to each other for general corporate purposes.

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

In the past, funds have been borrowed under certain of these bank facilities and used for working capital, capital infusions into subsidiaries, and to retire other issues of short-term or high-rate debt. Also, while little was drawn on the bank lines at March 31, 1996, AFG

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued


believes it may be prudent and advisable to borrow up to $200 million of bank debt in the normal course and use the proceeds to retire additional amounts of public or privately held fixed rate debt over the next year or two.

Dividend payments from subsidiaries have been very important to the liquidity and cash flow of the individual holding companies in the past. However, the combination of (i) strong capital at AFG's insurance subsidiaries (and the related decreased likelihood of a need for investment in those companies), (ii) the reductions of debt at the holding companies (and the related decrease in ongoing cash needs for interest and principal payments), (iii) AFG's ability to obtain financing in capital markets, as well as (iv) the sales of Buckeye Management Company and Citicasters, should lessen the reliance on such dividend payments in the future.

Investments Approximately 94% of the bonds and redeemable preferred stocks held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at March 31, 1996. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor these companies and the industries in which they operate.

RESULTS OF OPERATIONS

General   The operations of American Premier are included in AFG's financial statements from the date of acquisition. Accordingly, first quarter 1996 and 1995 income statements are not comparable. Results of interim periods are not necessarily indicative of future results of operations.

Excluding net realized gains of $26.7 million (primarily from the sale of Buckeye Management Company) and an extraordinary charge of $7.6 million, earnings were $54.5 million, or $.90 per share for the first quarter of 1996.

Property and Casualty Insurance AFG manages and operates its property and casualty business as three major sectors. The nonstandard automobile insurance companies (the "NSA Group") insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria. The specialty lines are a diversified group of over twenty-five business lines that offer a wide variety of specialty insurance products. Some of the more significant areas are California workers' compensation, executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, excess and surplus lines and fidelity and surety bonds. The commercial and personal lines provide coverages in commercial multi-peril, workers' compensation, umbrella and commercial automobile, standard private passenger automobile and homeowners insurance.

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

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued


Comparisons made in the following discussion of AFG's insurance operations include American Premier's insurance operations even though they were not consolidated in the financial statements prior to the Mergers.

Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                                        Three months ended
                                                             March 31,
                                                         1996          1995
      Net Written Premiums (GAAP)
        NSA Group                                      $295.5        $329.1
        Specialty Operations                            217.7         273.6
        Commercial and Personal Operations              165.3         155.9
        Other Lines                                        .1            .6
                                                       $678.6        $759.2

      Combined Ratios (GAAP)
        NSA Group                                       101.9%        100.8%
        Specialty Operations                             90.0          99.6
        Commercial and Personal Operations              103.7          99.8
        Aggregate                                        99.6         101.5


  NSA Group For the first three months of 1996, net written premiums of the NSA Group decreased 10% from the comparable 1995 period due to significant rate increases implemented in 1995 and early 1996. While the 1996 combined ratio increased compared to the first three months of 1995, the results were a significant improvement from the full year 1995 combined ratio of 105.2%.

  Specialty Operations Net written premiums for the specialty operations declined 20% during the first three months of 1996 from the comparable 1995 period due to effects of the recently enacted open rating system on California workers' compensation business and withdrawal from a voluntary pool. The improvement in the combined ratio is due primarily to large losses in 1995 from
(i) participation in a voluntary pool in which AFG is no longer a member and
(ii) prior accident year development on coverages of U.S. based operations of Japanese companies.

  Commercial and Personal Operations The 6% increase in net written premiums for the commercial and personal operations for the first three months of 1996 over the comparable 1995 period was due principally to commercial lines writings. The deterioration in the combined ratio is due primarily to increased winter storm losses partially offset by improved results in the commercial operations workers' compensation line of business.

Life, Accident and Health Premiums and Benefits   The increase in life, accident
and health premiums and benefits reflects AAG's acquisition of Laurentian Capital Corporation in November 1995.

Investment Income Excluding $35.8 million attributable to American Premier, investment income increased by $14.7 million (10%) from 1995's first quarter due primarily to the acquisition of Laurentian and an increase in the average amount of investments held.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued


Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

Investee Corporations Equity in net earnings of investee corporations (companies in which AFG owns a significant portion of the voting stock) represents AFG's proportionate share of the investees' earnings and losses. AFG's equity in net earnings of investee corporations in the first quarter of 1995 includes AFC's share ($6.9 million) of American Premier's earnings prior to the Mergers.

Gain on Sale of Subsidiary The gain on sale of subsidiary represents a pretax gain on the sale of Buckeye Management Company.

Annuity Benefits Annuity benefits increased approximately 6% over those of the comparable three month period in 1995 due primarily to an increase in average annuity benefits accumulated. The rate at which interest is credited on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

Interest on Borrowed Money Excluding $6.7 million attributable to American Premier, interest expense decreased by $14.0 million (48%) for the quarter ended March 31, 1996 from the comparable 1995 period. The decrease is due primarily to the repayments of borrowings by AFC and certain subsidiaries.

Other Operating and General Expenses Operating and general expenses for 1996 include approximately $7.5 million attributable to the acquisition of Laurentian. Included in operating and general expenses in the first quarter of 1996 and 1995 are charges of $10.0 million and $3.4 million, respectively, for minority interest. Minority interest for 1996 includes AFC's quarterly preferred dividend requirement of $6.3 million.

                       AMERICAN FINANCIAL GROUP, INC. 10-Q
                                     PART II
                                OTHER INFORMATION


                                     Item 6

                        Exhibits and Reports on Form 8-K


(a)  Exhibits:

         Number                        Description

          11                           Computation of earnings per share.

          27 Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.

(b)  Report on Form 8-K:

         Date of Report                Item Reported

         February 14, 1996             Agreement to sell Citicasters Common
                                         Stock

                  ____________________________________________________________




                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                                  American Financial Group, Inc.



May 14, 1996                                    BY:  Fred J. Runk
                                                     Fred J. Runk
                                                     Senior Vice President and
                                                     Treasurer

                            AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

                             EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
                                FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                (In Thousands, Except Per Share Amounts)


Net earnings before extraordinary items
  available to common shareholders                                    $81,198

Extraordinary items                                                    (7,633)

Net earnings available to common shareholders                         $73,565


Computation of primary earnings per common share

Shares used in calculation of per share data:
  Weighted average common shares outstanding                           60,329
  Dilutive effect of assumed exercise of certain stock options            705

  Weighted average common shares used to calculate
    primary earnings per share                                         61,034

Primary earnings per common share                        Dilution less than 3%


Computation of fully diluted earnings per common share

Shares used in calculation of per share data:
  Weighted average common shares outstanding                           60,329
  Dilutive effect of assumed exercise of certain stock options            734

  Weighted average common shares used to calculate
    fully diluted earnings per share                                   61,063

Fully diluted earnings per common share                  Dilution less than 3%


Reported earnings per share based on
 weighted average common shares outstanding
  Before extraordinary items                                            $1.35
  Extraordinary items                                                    (.13)

  Net earnings                                                          $1.22