Form 10-Q
period 1996-06-30
AMERICAN FINANCIAL GROUP INC /OH/
filed 1996-08-14
CIK 933537

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Quarterly Period Ended               Commission File
June 30, 1996                                No. 1-11453



                 AMERICAN FINANCIAL GROUP, INC.




Incorporated under                           IRS Employer I.D.
the Laws of Ohio                             No. 31-1422526


         One East Fourth Street, Cincinnati, Ohio 45202
                         (513) 579-2121






   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes  X    No ___


   As of August 1, 1996, there were 60,948,201 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

               AMERICAN FINANCIAL GROUP, INC. 10-Q
                             PART I
                      FINANCIAL INFORMATION

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                     (Dollars In Thousands)

                                                        June 30,    December 31,
                                                           1996            1995
           Assets
Cash and short-term investments                     $   228,384     $   544,408
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $3,597,400 and $3,729,300)            3,606,621       3,588,943
    Available for sale - at market
      (amortized cost - $6,019,049 and $5,648,060)    6,038,249       5,949,260
  Other stocks - principally at market
    (cost - $136,635 and $136,944)                      264,535         252,244
  Investment in investee corporations                   327,848         306,545
  Loans receivable                                      626,226         631,408
  Real estate and other investments                     214,853         220,135
     Total investments                               11,078,332      10,948,535

Recoverables from reinsurers and prepaid
  reinsurance premiums                                1,058,409         923,080
Agents' balances and premiums receivable                680,978         703,274
Deferred acquisition costs                              436,310         419,919
Other receivables                                       291,349         270,263
Deferred tax asset                                      174,987         200,392
Assets held in separate accounts                        241,867         238,524
Prepaid expenses, deferred charges and other assets     343,003         391,339
Cost in excess of net assets acquired                   287,304         314,136

                                                    $14,820,923     $14,953,870

       Liabilities and Shareholders' Equity
Unpaid losses and loss adjustment expenses          $ 4,136,254     $ 4,096,703
Unearned premiums                                     1,315,066       1,294,054
Annuity benefits accumulated                          5,208,348       5,051,959
Life, accident and health reserves                      556,301         538,274
Long-term debt:
  Direct obligations of AFG Parent Company                 -               -
  Obligations of AFG subsidiaries:
    American Financial Corporation (parent only)        175,324         311,202
    American Premier Underwriters (parent only)         267,888         337,334
    American Annuity Group                              170,397         167,734
    Other subsidiaries                                   64,366          65,793
Liabilities related to separate accounts                241,867         238,524
Accounts payable, accrued expenses and other
  liabilities                                           987,728       1,097,766
Minority interest                                       301,871         314,390
     Total liabilities                               13,425,410      13,513,733

Shareholders' Equity:
  Common Stock, $1 par value
    - 200,000,000 shares authorized
    - 60,940,278 and 60,139,303 shares outstanding       60,940          60,139
  Capital surplus                                       755,336         741,355
  Retained earnings                                     478,937         387,143
  Net unrealized gain on marketable securities,
    net of deferred income taxes                        100,300         251,500
     Total shareholders' equity                       1,395,513       1,440,137

                                                    $14,820,923     $14,953,870

               AMERICAN FINANCIAL GROUP, INC. 10-Q

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
              (In Thousands, Except Per Share Data)

                                             Three months ended         Six months ended
                                                  June 30,                  June 30,
                                              1996          1995         1996        1995
Income:
  Property and casualty insurance
    premiums                            $  730,419    $  753,658   $1,443,808  $1,102,791
  Life, accident and health premiums        31,261           456       55,514       1,195
  Investment income                        212,059       201,829      414,875     354,163
  Realized gains on sales of
    securities                               2,725         7,856       21,443      11,332
  Equity in net earnings of investee
    corporations                            17,344        15,099       25,866      38,000
  Gain on sales of subsidiaries              2,946          -          36,837        -
  Other income                              36,003        27,697       65,336      52,721
                                         1,032,757     1,006,595    2,063,679   1,560,202
Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses    530,183       578,351    1,039,340     821,994
    Commissions and other underwriting
      expenses                             208,340       204,384      409,019     323,995
  Annuity benefits                          68,790        64,259      136,805     128,521
  Life, accident and health benefits        26,877           665       48,470       1,080
  Interest charges on borrowed money        21,534        35,709       43,400      64,838
  Other operating and general expenses      95,027        77,277      181,816     134,722
                                           950,751       960,645    1,858,850   1,475,150

Earnings before income taxes and
  extraordinary items                       82,006        45,950      204,829      85,052
Provision for income taxes                  23,663        12,982       65,288      22,219

Earnings before extraordinary items         58,343       32,968       139,541      62,833

Extraordinary items - gain (loss) on
prepayment of debt                          (9,868)         532       (17,501)        532

Net Earnings                            $   48,475   $   33,500    $  122,040  $   63,365

Preferred dividend requirement of
  predecessor company                         -            -             -          6,349

Net earnings available to Common
  Shares                                $   48,475    $   33,500   $  122,040  $   57,016

Earnings (loss) per Common Share:
  Before extraordinary items                 $ .96          $.63        $2.30       $1.39
  Extraordinary items                         (.16)          .01         (.29)        .01
  Net earnings                               $ .80          $.64        $2.01       $1.40

Average number of Common Shares             60,880        52,714       60,605      40,586

               AMERICAN FINANCIAL GROUP, INC. 10-Q

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands)

                                                    Six months ended
                                                         June 30,
                                                      1996          1995
Operating Activities:
  Net earnings                                  $  122,040      $ 63,365
  Adjustments:
   Extraordinary items                              17,501          (532)
   Depreciation and amortization                    33,653        18,685
   Annuity benefits                                136,805       128,521
   Equity in net earnings of investee
     corporations                                  (25,866)      (38,000)
   Changes in reserves on assets                    11,755          (670)
   Realized gains on investing activities          (54,991)      (11,248)
   Decrease (increase) in reinsurance and
      other receivables                           (142,307)       65,942
   Decrease (increase) in other assets              40,891       (41,004)
   Increase in insurance claims and reserves        78,590        59,169
   Decrease in other liabilities                   (82,808)     (109,991)
   Increase (decrease) in minority interest          3,485        (1,868)
   Dividends from investees                          2,400         6,964
   Other, net                                       (3,064)      (11,969)
                                                   138,084       127,364
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                  (1,161,557)     (887,074)
    Equity securities                              (13,997)         (298)
    Investees and subsidiaries                        -          (13,400)
   Real estate, property and equipment             (16,012)      (22,706)
  Maturities and redemptions of fixed maturity
    investments                                    323,418       137,421
  Sales of:
    Fixed maturity investments                     490,604       666,502
    Equity securities                               26,940        13,208
    Investees and subsidiaries                      64,856          -
    Real estate, property and equipment              2,995         3,811
  Cash and short-term investments of acquired
   (former) subsidiaries                            (4,589)      392,100
  Increase in other investments                     (6,676)       (3,641)
                                                  (294,018)      285,923

Financing Activities:
  Annuity receipts                                 280,579       245,111
  Annuity payments                                (241,706)     (214,603)
  Additional long-term borrowings                  197,561        80,590
  Reductions of long-term debt                    (372,036)     (482,319)
  Issuances of common stock                         14,174         9,550
  Repurchase of stock                               (8,561)         -
  Cash dividends paid                              (30,101)      (13,348)
                                                  (160,090)     (375,019)

Net Increase (Decrease) in Cash and
  Short-term Investments                          (316,024)       38,268

Cash and short-term investments at beginning
  of period                                        544,408       171,335

Cash and short-term investments at end
  of period                                     $  228,384      $209,603

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

                                        Six months ended
                                           June 30, 1995
          Revenues                             $1,978
          Earnings before Extraordinary Items      86
          Extraordinary Items                       1
          Net Earnings                             87
          Earnings per Share                    $1.65

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
                                             June 30,  December 31,
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

   Income Taxes AFC and American Premier each file consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries. Because voting rights aggregating 21% were extended to holders of AFC Series F and G Preferred Stock in connection with the Mergers, AFC continues to file a separate consolidated return. AFG (parent) is included in American Premier's consolidated return. Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

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

C. Segments of Operations AFG operates its property and casualty insurance business in three major segments: nonstandard automobile, specialty lines and commercial and personal lines. AFG's annuity business sells tax-deferred a nnuities principally to employees of primary and secondary e ducational institutions and hospitals. These insurance businesses operate throughout the United States. AFG also owns significant portions of the voting equity securities of certain companies (investee corporations - see Note D). The following table (in thousands) shows AFG's revenues by significant business segment. Intersegment transactions are not significant.

                                         Six months ended June 30,
      Revenues                                 1996        1995
      Property and casualty insurance:
       Premiums earned:
         Nonstandard automobile          $  609,198  $  322,525
         Specialty lines                    476,109     432,504
         Commercial and personal lines      358,076     346,943
         Other lines                            425         819
                                          1,443,808   1,102,791
       Investment and other income          232,971     191,951
                                          1,676,779   1,294,742
      Annuities and life (*)                290,339     198,736
      Other                                  70,695      28,724
                                          2,037,813   1,522,202
      Equity in net earnings
        of investee corporations             25,866      38,000

                                         $2,063,679  $1,560,202

      (*) Represents primarily investment income.

               AMERICAN FINANCIAL GROUP, INC. 10-Q

D. Investment in Investee Corporations The companies named in the following table are subject to the rules and regulations of the SEC. Market value of the investments was approximately $548 million and $509 million at June 30, 1996 and December 31, 1995, respectively. AFG's investment (and common stock ownership percentage) in these investees was as follows (dollars in thousands):

                          June 30, 1996   December 31, 1995
      Chiquita            $252,310 (43%)      $232,466 (44%)
      Citicasters           75,538 (38%)        74,079 (38%)

                          $327,848            $306,545

   Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. Citicasters owns and operates radio and television stations in major markets throughout the country.

   In February 1996, Citicasters and Jacor Communications, Inc. entered into a merger agreement under which AFG and its subsidiaries would receive approximately $220 million in cash plus warrants to buy approximately 1.5 million shares of Jacor common stock at $28 per share. AFG expects to realize a pretax gain of approximately $160 million on the sale which is expected to close in the third quarter. Consummation of the transaction is subject to regulatory approvals, and certain adjustments to the price will be made if the transaction closes after September 30, 1996.

   Summarized financial information for AFG's investees follows
   (in millions):

                                       Six months ended June 30,
      Chiquita                              1996      1995
      Net Sales                           $1,339    $1,402
      Operating Income                       133       146
      Income from Continuing Operations       67        66
      Discontinued Operations                 -          6
      Extraordinary Item                      (5)       (5)
      Net Income                              62        67


                                       Six months ended June 30,
      Citicasters                           1996      1995
      Net Revenues                           $71       $66
      Operating Income                        17        16
      Net Earnings                             5         7

               AMERICAN FINANCIAL GROUP, INC. 10-Q

E. Long-Term Debt  During the first six months of 1996, AFC
   (parent) repurchased $135.5 million of its debentures for $145.0 million; American Premier repurchased $64.2 million of its Notes for $71.0 million; and AAG repurchased $60.1 million of its Notes for $65.0 million.

   At June 30, 1996, sinking fund and other scheduled principal payments on debt for the balance of 1996 and the subsequent five years were as follows (in thousands):
                              American
                         AFC   Premier
                    (Parent)  (Parent)       Other        Total
      1996            $  -     $    -      $10,010     $ 10,010
      1997             5,439        -        2,570        8,009
      1998               -          -        2,838        2,838
      1999               -      133,202     75,631      208,833
      2000               -       95,400      8,698      104,098
      2001               -          -       42,321       42,321

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.

F. Capital Stock At June 30, 1996, there were 60,940,278 shares of AFG Common Stock outstanding, including 1,372,633 shares held by American Premier for distribution to certain creditors and other claimants pursuant to a plan of reorganization relating to American Premier's predecessor.

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

   At June 30, 1996, there were 5.5 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, AFG had options for 3.4 million shares outstanding. Options become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are generally fully exercisable upon grant. All options expire ten years after the date of grant.

   A progression of AFG's Shareholders' Equity is as follows
   (dollars in thousands):

                                                Common Stock
                                        Common   and Capital   Retained
                                        Shares       Surplus   Earnings  Unrealized
    Balance at December 31, 1995    60,139,303      $801,494   $387,143    $251,500

     Net earnings                         -             -       122,040        -
     Change in unrealized                 -             -          -       (151,200)
     Dividends on Common Stock            -             -       (30,246)       -
     Shares issued:
      Exercise of stock options        577,858        12,825       -           -
      Dividend reinvestment plan         4,684           145       -           -
      Employee stock purchase plan      43,494         1,349       -           -
      Employee stock bonus               4,300           131       -           -
      Conversion of Preferred Stock    446,799         8,908       -           -
      Shares repurchased              (276,160)       (8,561)      -           -
      Change in foreign currency
      translation                         -              (15)      -           -
     Balance at June 30, 1996       60,940,278      $816,276   $478,937    $100,300

               AMERICAN FINANCIAL GROUP, INC. 10-Q

G. Extraordinary Items Extraordinary items represent AFG's proportionate share of gains and losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):
                                     Six months ended
                                         June 30,
                                      1996        1995
     Subsidiaries:
       AFC (parent)                 ($ 9,499)   ($1,713)
       APU (parent)                     (563)     3,807
       AAG                            (5,605)        30
       Other                             110       -
     Investee:
       Chiquita                       (1,944)    (1,592)

                                    ($17,501)    $  532

H.Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFG's Statement of Cash Flows consisted of the following (in thousands):

                                   Held to   Available
     1996                         Maturity    For Sale         Total
     Purchases                    $149,665  $1,011,892    $1,161,557
     Maturities and redemptions    145,138     178,280       323,418
     Sales                            -        490,604       490,604

     1995
     Purchases                    $420,193    $466,881      $887,074
     Maturities and redemptions     88,786      48,635       137,421
     Sales                           9,040     657,462       666,502

I.Commitments and Contingencies   There have been no significant
  changes to the matters discussed and referred to in Note L
  "Commitments and Contingencies" in AFG's Annual Report on Form
  10-K for 1995.  See Part II Item 1 - Legal Proceedings
  (herein) for an update of the USX Litigation.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios Since the Mergers, approximately $1.0 billion of AFC and American Premier debt has been retired or replaced with lower cost debt, resulting in a net reduction of aggregate debt by approximately 70%. Consequently, AFG's debt to total capital ratio at the holding company level improved from nearly 60% at the date of the Mergers to less than 25% at June 30, 1996. These debt reductions and replacements will also reduce AFG's interest expense by approximately $98 million annually.

AFG's ratio of earnings to fixed charges on a total enterprise basis was 3.77 for the first six months of 1996 compared to 2.60 for the entire year of 1995. Assuming the Mergers and related transactions discussed in Note A had occurred on January 1, 1995, the ratio for the year 1995 would have been 2.93.

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

Prior to the Mergers, American Premier had substantial cash and short-term investments at the parent company level. Subsequent to the Mergers, AFC and its subsidiaries entered into credit agreements with American Premier. At June 30, 1996, $715 million had been borrowed under these agreements and used for debt retirements, capital contributions to subsidiaries, and other corporate purposes. In addition, AFG and American Premier entered into a reciprocal credit agreement under which these companies will make funds available to each other for general corporate purposes.

In May 1996, Standard and Poor's ("S&P") raised debt ratings on AFC's 9-3/4% Debentures and AAG's senior debt to an investment grade rating of "BBB-". In addition, S&P raised its debt ratings on AAG's and American Premier's subordinated debt to "BB+". S&P stated that the upgrade reflects the sizable reduction in consolidated debt since April 1995 and the continued financial strength of AFG's property and casualty and annuity insurance operations.

Bank credit lines at several subsidiary holding companies provide ample liquidity which can be used to obtain funds for the operating subsidiaries or, if necessary, for the parent companies, AFC, American Premier and ultimately AFG. Agreements with the banks generally run for three to seven years and

               AMERICAN FINANCIAL GROUP, INC. 10-Q

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued


are renewed before maturity. While it is highly unlikely that all such amounts would ever be borrowed at one time, a maximum of $490 million is available under these bank facilities, $82 million of which was borrowed at June 30, 1996.

In the past, funds have been borrowed under certain of these bank facilities and used for working capital, capital infusions into subsidiaries, and to retire other issues of short-term or high-rate debt. Also, AFG believes it may be prudent and advisable to carry borrowings of up to $200 million of bank debt in the normal course in order to retire public or privately held fixed rate debt over the next year or two.

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

Investments Approximately 94% of the bonds and redeemable preferred stocks held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at June 30, 1996. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor these companies and the industries in which they operate.

RESULTS OF OPERATIONS

General   The operations of American Premier are included in
AFG's financial statements from the date of acquisition. Accordingly, six-month 1996 and 1995 income statements are not comparable. Results of interim periods are not necessarily indicative of future results of operations.

AFG reported net earnings of $48.5 million, or $.80 per share, for the second quarter of 1996. Net earnings before realized gains and extraordinary items were $53.6 million, or $.88 per share. AFG's earnings for the first six months of 1996 were $122.0 million, or $2.01 per share ($1.78 per share before realized gains and the extraordinary charge).

Property and Casualty Insurance AFG manages and operates its property and casualty business as three major sectors. The nonstandard automobile insurance companies (the "NSA Group") insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria. The specialty lines are a diversified group of over twenty-five business lines that offer a wide variety of specialty insurance products. Some of the more significant lines are California workers' compensation, executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, excess and surplus lines and fidelity and surety bonds. The commercial and personal lines provide coverages in commercial multi-peril, workers' compensation, umbrella and commercial automobile, standard private passenger automobile and homeowners insurance.

               AMERICAN FINANCIAL GROUP, INC. 10-Q

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued


Underwriting profitability is measured by the combined ratio which is a sum of the ratios of underwriting losses, loss adjustment expenses, underwriting expenses and policyholder dividends to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

Comparisons made in the following discussion of AFG's insurance operations include American Premier's insurance operations even though they were not consolidated in the financial statements prior to the Mergers.

Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                           Three months ended   Six months ended
                                 June 30,             June 30,
                             1996     1995       1996      1995
  Net Written Premiums (GAAP)
    NSA Group              $296.2   $336.5   $  591.6  $  665.6
    Specialty Operations    267.4    258.7      485.1     532.3
    Commercial and Personal
      Operations            162.9    182.8      328.2     338.7
    Other Lines                .1       .1         .3        .7
                           $726.6   $778.1   $1,405.2  $1,537.3

  Combined Ratios (GAAP)
    NSA Group               100.8%   107.4%     101.4%    104.2%
    Specialty Operations     97.4     97.0       93.9      98.3
    Commercial and Personal
      Operations            104.7    102.1      104.2     100.9
    Aggregate               101.2    104.0      100.4     102.8

NSA Group The NSA Group's 11% decline in net written premiums is due primarily to volume reductions resulting from significant rate increases implemented in 1995 and early 1996. These rate increases contributed to an improvement in the 1996 combined ratios. In addition, the 1995 combined ratios were impacted by weather-related losses, principally from hailstorms in Texas in late April and early May.

Specialty Operations The specialty operations' 9% decrease in net written premiums for the six months of 1996 is due to the extremely competitive pricing environment in the California workers' compensation market and withdrawal from an unprofitable voluntary pool. Excluding the impact of the decreases in the California workers' compensation business and the withdrawal from the voluntary pool, specialty net written premiums increased $32 million (18%) in the 1996 second quarter and $40 million (11%) for the first six months of 1996. The improvement in the combined ratio for the first six months of 1996 is due primarily to large losses in 1995 from (i) participation in the voluntary pool and (ii) prior accident year development on coverages of U.S.-based operations of Japanese companies.

Commercial and Personal Operations The 3% decrease in net written premiums for the six months of 1996 is due primarily to significant decreases in personal lines business partially offset by increases in workers' compensation business. The 11% decrease in net written premiums for the second quarter is due to price competition in the commercial casualty lines and reduced writings of homeowners' insurance in certain states. Increases in the combined ratio are due to less favorable loss experience in commercial lines as well as weather-related losses.

               AMERICAN FINANCIAL GROUP, INC. 10-Q

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued


Life, Accident and Health Premiums and Benefits   The increase in
life, accident and health premiums and benefits reflects AAG's acquisition of Laurentian Capital Corporation in November 1995.

Investment Income Investment income increased $10.2 million (5%) for the second quarter of 1996 compared to 1995. Adjusting the effects of the Mergers retroactively to January 1, 1995, investment income increased $20.3 million (5%) for the six months of 1996 compared to 1995. The acquisition of Laurentian and an increase in the average amount of investments held were the primary factors contributing to the increase.

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

Gain on Sales of Subsidiaries The gain on sales of subsidiaries includes a pretax gain of $33.9 on the sale of Buckeye Management
Company and the settlement of litigation related to a subsidiary sold in 1993.

Annuity Benefits Annuity benefits expense increased 6% in the first six months of 1996 due primarily to an increase in average funds accumulated. The rate at which interest is credited on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

Interest on Borrowed Money Interest expense decreased $14.2 million (40%) for the second quarter of 1996 and, adjusted for the Mergers, $16.9 million (28%) for the six months of 1996 compared to the respective periods of 1995. The decrease reflects significant debt repayments after the Mergers and continuing in 1996.

Other Operating and General Expenses Operating and general expenses for the second quarter and first six months of 1996 include approximately $9.8 million and $17.3 million, respectively, attributable to the operations of Laurentian. Included in operating and general expenses in the first six months of 1996 and 1995 are charges of $20.3 million and $12.9 million, respectively, for minority interest. Minority interest for periods subsequent to the Mergers includes AFC's quarterly preferred dividend requirement of $6.3 million.

               AMERICAN FINANCIAL GROUP, INC. 10-Q
                             PART II
                        OTHER INFORMATION


                             Item 1

                        Legal Proceedings

   Reference is made to Item 3 - "Legal Proceedings" of AFG's
Annual Report on Form 10-K for 1995 for a description of an action filed against American Premier by USX Corporation and one of its former subsidiaries. In May 1996, the U.S. Supreme Court declined to hear American Premier's petition with respect to the bankruptcy bar issue, thereby permitting USX's lawsuits to proceed. American Premier and its outside counsel continue to believe that American Premier has substantial defenses to these lawsuits, besides the bankruptcy bar issue, and should not suffer a material loss as a result of this litigation.



                             Item 4

       Submission of Matters to a Vote of Security Holders

   AFG's Annual Meeting of Shareholders was held on June 4, 1996;
there were two matters voted upon: (Item 1) election of eight directors, and (Item 2) approval of the Non-Employee Directors'
Compensation Plan.

   The votes cast for, against, withheld and the number of abstentions as to each matter voted on at the 1996 Annual Meeting is set forth below:

        Name               For       Against     Withheld   Abstain
Item 1
  Theodore H. Emmerich  51,826,375     NA        396,291      NA
  James E. Evans        51,759,221     NA        463,445      NA
  Thomas M. Hunt        51,817,102     NA        405,564      NA
  Carl H. Lindner       51,734,177     NA        488,489      NA
  Carl H. Lindner III   51,743,279     NA        479,387      NA
  Keith E. Lindner      51,739,863     NA        482,803      NA
  S. Craig Lindner      51,741,597     NA        481,069      NA
  William R. Martin     51,820,965     NA        401,701      NA

Item 2                  51,486,837   624,271        NA     111,558

________________________
N/A - Not Applicable

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

(b) Report on Form 8-K    None

  ____________________________________________________________




                            Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                 American Financial Group, Inc.



August 13, 1996                 BY:  Fred J. Runk

                                     Fred J. Runk
                                     Senior Vice President and
                                     Treasurer

                 AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

                 EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
                     (In Thousands, Except Per Share Data)


                                              Three months ended       Six months ended
                                                   June 30,                 June 30,
                                                  1996     1995           1996     1995
Earnings before extraordinary items            $58,343   $32,968      $139,541  $62,833
Preferred dividend requirement of
  predecessor company                             -         -             -      (6,349)

Net earnings before extraordinary items
  available to common shareholders              58,343    32,968       139,541   56,484

Extraordinary items                             (9,868)      532       (17,501)     532

Net earnings available to common shareholders  $48,475   $33,500      $122,040  $57,016


Computation of primary earnings
  per common share

Shares used in calculation of per share data:
  Weighted average common shares outstanding    60,880    52,714        60,605   40,586
  Dilutive effect of assumed exercise of
    certain stock options                          513       328           618      308
  Dilutive effect of assumed conversion of
    certain preferred shares                      -           90            66       87

  Weighted average common shares used to
    calculate primary earnings per share        61,393    53,132        61,289   40,981

Primary earnings per common share                 (*)       (*)           (*)      (*)


Computation of fully diluted earnings
  per common share

Shares used in calculation of per share data:
  Weighted average common shares outstanding    60,880    52,714        60,605   40,586
  Dilutive effect of assumed exercise of
    certain stock options                          516       432           623      434
  Dilutive effect of assumed conversion of
    certain preferred shares                      -          104            67      104

  Weighted average common shares used to
    calculate fully diluted earnings per share  61,396    53,250        61,295   41,124

Fully diluted earnings per common share           (*)       (*)           (*)      (*)


Reported earnings per share based on
 weighted average common shares outstanding
  Before extraordinary items                      $.96      $.63         $2.30    $1.39
  Extraordinary items                             (.16)      .01          (.29)     .01

  Net earnings                                    $.80      $.64         $2.01    $1.40

(*) Dilution less than 3%