Form 10-Q
period 1996-09-30
AMERICAN FINANCIAL GROUP INC /OH/
filed 1996-11-14
CIK 933537

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
September 30, 1996                                  No. 1-11453



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


   As of November 1, 1996, there were 61,039,600 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

               AMERICAN FINANCIAL GROUP, INC. 10-Q
                             PART I
                      FINANCIAL INFORMATION

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                     (Dollars In Thousands)

                                                    September 30,  December 31,
                                                            1996          1995
           Assets
Cash and short-term investments                      $   402,491   $   544,408
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $3,563,100 and $3,729,300)             3,562,177     3,588,943
    Available for sale - at market
      (amortized cost - $6,222,763 and $5,648,060)     6,274,663     5,949,260
  Other stocks - principally at market
    (cost - $154,133 and $136,944)                       311,833       252,244
  Investment in investee corporations                    240,310       306,545
  Loans receivable                                       608,660       631,408
  Real estate and other investments                      209,948       220,135
     Total investments                                11,207,591    10,948,535

Recoverables from reinsurers and prepaid
  reinsurance premiums                                   947,640       923,080
Agents' balances and premiums receivable                 642,673       703,274
Deferred acquisition costs                               444,224       419,919
Other receivables                                        263,884       270,263
Deferred tax asset                                       149,742       200,392
Assets held in separate accounts                         243,339       238,524
Prepaid expenses, deferred charges and other assets      367,732       391,339
Cost in excess of net assets acquired                    285,034       314,136

                                                     $14,954,350   $14,953,870

       Liabilities and Shareholders' Equity
Unpaid losses and loss adjustment expenses           $ 4,180,577   $ 4,096,703
Unearned premiums                                      1,249,757     1,294,054
Annuity benefits accumulated                           5,279,208     5,051,959
Life, accident and health reserves                       561,150       538,274
Long-term debt:
  Direct obligations of AFG Parent Company                  -             -
  Obligations of AFG subsidiaries:
    American Financial Corporation (parent only)         173,566       311,202
    American Premier Underwriters (parent only)          266,847       337,334
    American Annuity Group                               159,456       167,734
    Other subsidiaries                                    63,943        65,793
Liabilities related to separate accounts                 243,339       238,524
Accounts payable, accrued expenses and other
  liabilities                                            929,845     1,097,766
Minority interest                                        315,351       314,390
     Total liabilities                                13,423,039    13,513,733

Shareholders' Equity:
  Common Stock, $1 par value
    - 200,000,000 shares authorized
    - 60,977,845 and 60,139,303 shares outstanding        60,978        60,139
  Capital surplus                                        756,367       741,355
  Retained earnings                                      576,866       387,143
  Net unrealized gain on marketable securities,
    net of deferred income taxes                         137,100       251,500
     Total shareholders' equity                        1,531,311     1,440,137

                                                     $14,954,350   $14,953,870

               AMERICAN FINANCIAL GROUP, INC. 10-Q

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
              (In Thousands, Except Per Share Data)

                                           Three months ended      Nine months ended
                                              September 30,          September 30,
                                                1996       1995        1996        1995
Income:
  Property and casualty insurance
    premiums                              $  718,826 $  753,910  $2,162,634  $1,856,701
  Life, accident and health premiums          24,809        403      80,323       1,598
  Investment income                          212,614    198,177     627,489     552,340
  Realized gains on sales of securities        3,161     23,646      24,604      34,978
  Equity in net earnings (losses) of
    investee corporations                     (3,361)    (4,452)     22,505      33,548
  Gains on sales of investee corporations    169,376         95     169,376          95
  Gains on sales of subsidiaries                -          -         36,837        -
  Other income                                38,088      30,919    103,424      83,640
                                           1,163,513   1,002,698  3,227,192   2,562,900

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses      616,294     565,626  1,655,634   1,387,620
    Commissions and other underwriting
      expenses                               187,486     196,002    596,505     519,997
  Annuity benefits                            69,514      65,631    206,319     194,152
  Life, accident and health benefits          21,742         230     70,212       1,310
  Interest charges on borrowed money          17,843      30,635     61,243      95,473
  Other operating and general expenses        99,862      75,973    281,678     210,695
                                           1,012,741     934,097  2,871,591   2,409,247

Earnings before income taxes and
  extraordinary items                        150,772      68,601    355,601     153,653
Provision for income taxes                    29,196      17,641     94,484      39,860

Earnings before extraordinary items          121,576      50,960    261,117     113,793

Extraordinary items - gain (loss) on
  prepayment of debt                          (8,411)      2,025    (25,912)      2,557

Net Earnings                              $  113,165  $   52,985 $  235,205  $  116,350

Preferred dividend requirement of
  predecessor company                           -           -          -          6,349

Net earnings available to Common Shares   $  113,165  $   52,985 $  235,205  $  110,001

Earnings (loss) per Common Share:
  Before extraordinary items                   $2.00        $.95      $4.30       $2.39
  Extraordinary items                           (.14)        .04       (.43)        .06
  Net earnings                                 $1.86        $.99      $3.87       $2.45

Average number of Common Shares               60,954      53,423     60,722      44,912

               AMERICAN FINANCIAL GROUP, INC. 10-Q

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands)

                                                                 Nine months ended
                                                                   September 30,
                                                                   1996        1995
Operating Activities:
  Net earnings                                               $  235,205  $  116,350
  Adjustments:
   Extraordinary items                                           25,912      (2,557)
   Depreciation and amortization                                 50,724      30,009
   Annuity benefits                                             206,319     194,152
   Equity in net earnings of investee corporations              (22,505)    (33,548)
   Changes in reserves on assets                                 11,866       2,932
   Realized gains on investing activities                      (230,142)    (35,728)
   Decrease (increase) in reinsurance and
     other receivables                                           47,854     (38,717)
   Decrease (increase) in other assets                           31,117     (65,850)
   Increase in insurance claims and reserves                     62,453     159,269
   Decrease in other liabilities                               (131,959)    (71,801)
   Increase in minority interest                                 13,993       8,428
   Dividends from investees                                       3,600       8,115
   Other, net                                                    (7,014)    (14,104)
                                                                297,423     256,950
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                               (1,522,674) (1,630,954)
    Equity securities                                            (9,270)     (4,902)
    Investees and subsidiaries                                     -        (13,355)
    Real estate, property and equipment                         (25,629)    (30,216)
  Maturities and redemptions of fixed maturity
    investments                                                 455,315     248,001
  Sales of:
    Fixed maturity investments                                  587,677   1,267,275
    Equity securities                                            32,687      17,418
    Investees and subsidiaries                                  286,648        -
    Real estate, property and equipment                           7,438       6,120
  Cash and short-term investments of acquired
   (former) subsidiaries                                         (4,589)    392,100
  Increase in other investments                                  (9,438)    (11,421)
                                                               (201,835)    240,066

Financing Activities:
  Annuity receipts                                              410,203     338,353
  Annuity payments                                             (372,005)   (302,486)
  Additional long-term borrowings                               278,275     145,128
  Reductions of long-term debt                                 (515,253)   (639,415)
  Issuances of common stock                                      15,320      77,304
  Repurchase of stock                                            (8,563)        (14)
  Cash dividends paid                                           (45,482)    (26,855)
                                                               (237,505)   (407,985)

Net Increase (Decrease) in Cash and Short-term Investments     (141,917)     89,031

Cash and short-term investments at beginning
  of period                                                     544,408     171,335

Cash and short-term investments at end of period             $  402,491  $  260,366


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

                                                Nine months ended
                                               September 30, 1995
          Revenues                                         $2,981
          Earnings before Extraordinary Items                 139
          Extraordinary Items                                   3
          Net Earnings                                        142
          Earnings per Share                                $2.68

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

               AMERICAN FINANCIAL GROUP, INC. 10-Q

   AFG's ownership of subsidiaries and significant investees with publicly traded common shares was as follows:

                                                  September 30,   December 31,
                                                          1996    1995   1994
    American Annuity Group, Inc. ("AAG")                    81%     81%    80%
    American Financial Enterprises, Inc. ("AFEI")           83%     83%    83%
    American Premier Underwriters, Inc.                     (a)     (a)    42%
    Chiquita Brands International, Inc.                     43%     44%    46%
    Citicasters Inc.                                        (b)     38%    37%

    (a) Became a 100%-owned subsidiary on April 3, 1995.
    (b) Sold in September 1996.

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

   Premium Recognition Property and casualty premiums are earned over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance

               AMERICAN FINANCIAL GROUP, INC. 10-Q
   companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations. For traditional life, accident and health products, premiums are recognized as revenue when legally collectible from policyholders. For interest-sensitive life and universal life products, premiums are recorded in a policyholder account which is reflected as a liability. Revenue is recognized as amounts are assessed against the policyholder account for mortality coverage and contract expenses.

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

   Benefit Plans AFG provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans. Contributions to benefit plans are charged against earnings in the year for which they are declared. Both AFC and American Premier have Employee Stock Ownership Retirement Plans ("ESORP") which are noncontributory, qualified plans invested in securities of AFG and affiliates for the benefit of their employees.

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

               AMERICAN FINANCIAL GROUP, INC. 10-Q

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

C. Segments of Operations AFG operates its property and casualty insurance business in three major segments:
   nonstandard automobile, specialty lines and commercial and personal lines. AFG's annuity business sells tax-deferred a nnuities principally to employees of primary and secondary e ducational institutions and hospitals. These insurance businesses operate throughout the United States. AFG has owned significant portions of the voting equity securities of certain companies (investee corporations - see Note D). The following table (in thousands) shows AFG's revenues by significant business segment. Intersegment transactions are not significant.

                                        Nine months ended September 30,
      Revenues                                  1996              1995
      Property and casualty insurance:
       Premiums earned:
         Nonstandard automobile           $  900,989        $  638,586
         Specialty lines                     742,075           695,992
         Commercial and personal lines       519,112           520,984
         Other lines                             458             1,139
                                           2,162,634         1,856,701
       Investment and other income           423,294           317,974
                                           2,585,928         2,174,675
      Annuities and life (*)                 437,763           310,128
      Other                                  180,996            44,549
                                           3,204,687         2,529,352
      Equity in net earnings
        of investee corporations              22,505            33,548

                                          $3,227,192        $2,562,900
       (*) Represents primarily investment income.

              AMERICAN FINANCIAL GROUP, INC. 10-Q

D. Investment in Investee Corporations The companies in the following table are subject to the rules and regulations of the SEC. The market value of the investments was approximately $294 million and $509 million at September 30, 1996 and December 31, 1995, respectively. AFG's investment
   (and common stock ownership percentage) in these investees was as follows (dollars in thousands):

                       September 30, 1996         December 31, 1995
      Chiquita              $240,310 (43%)            $232,466 (44%)
      Citicasters              (*)                      74,079 (38%)

                            $240,310                  $306,545

      (*) Sold in September 1996.

   Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. Citicasters owns and operates radio and television stations in major markets throughout the country.

   In September 1996, AFG sold its investment in Citicasters to Jacor Communications for approximately $220 million in cash plus warrants to purchase Jacor common stock. AFG realized a pretax gain of approximately $169 million, before minority interest of $6.5 million, on the sale.

   Summarized financial information for Chiquita follows (in millions):

                                                   Nine months ended September 30,
                                                           1996              1995
     Net Sales                                           $1,880            $1,971
     Operating Income                                       149               172
     Income from Continuing Operations                       60                57
     Discontinued Operations                                 -                  4
     Extraordinary Item - Loss on Debt Prepayments          (23)               (5)
     Net Income                                              37                56

E. Long-Term Debt  During the first nine months of 1996, AFC
   (parent) repurchased $137.4 million of its debentures for $147.0 million; American Premier (parent) repurchased $64.6 million of its Notes for $71.4 million; and AAG repurchased $78.0 million of its Notes for $84.2 million.

   At September 30, 1996, sinking fund and other scheduled principal payments on debt for the balance of 1996 and the subsequent five years were as follows (in thousands):

                               American
                       AFC      Premier
                     (Parent)  (Parent)      Other        Total
      1996            $ -      $   -       $   502     $    502
      1997             5,604       -        17,070       22,674
      1998              -          -         2,838        2,838
      1999              -       132,774     77,132      209,906
      2000              -        95,380      8,698      104,078
      2001              -          -        42,321       42,321

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.

               AMERICAN FINANCIAL GROUP, INC. 10-Q

F. Capital Stock At September 30, 1996, there were 60,977,845 shares of AFG Common Stock outstanding, including 1,371,982 shares held by American Premier for distribution to certain creditors and other claimants pursuant to a plan of reorganization relating to American Premier's predecessor.

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

   At September 30, 1996, there were 5.5 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, AFG had options for 3.4 million shares outstanding. Options become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are generally fully exercisable upon grant. All options expire ten years after the date of grant.

   A progression of AFG's Shareholders' Equity is as follows (dollars in thousands):

                                                          Common Stock
                                                Common     and Capital     Retained
                                                Shares         Surplus     Earnings      Unrealized
    Balance at December 31, 1995             60,139,303        $801,494     $387,143       $251,500

     Net earnings                                  -               -         235,205           -
     Change in unrealized                          -               -            -          (114,400)
     Dividends on Common Stock                     -               -         (45,482)          -
     Shares issued:
      Exercise of stock options                 591,404          13,127         -              -
      Dividend reinvestment plan                  6,856             210         -              -
      Employee stock purchase plan               64,722           1,983         -              -
      Employee stock bonus                        4,300             131         -              -
      Directors fees paid in common shares          697              23         -              -
      Conversion of Preferred Stock             446,799           8,908         -              -
     Shares repurchased                        (276,236)         (8,563)        -              -
     Change in foreign currency translation        -                 32         -              -

     Balance at September 30, 1996           60,977,845        $817,345     $576,866       $137,100

G. Extraordinary Items Extraordinary items represent AFG's proportionate share of gains and losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):
                                     Nine months ended
                                       September 30,
                                        1996      1995
     Subsidiaries:
       AFC (parent)                 ($ 9,605)  ($1,713)
       APU (parent)                     (566)    5,746
       AAG                            (7,159)       30
       Other                              57      -
     Investee:
       Chiquita                       (8,639)   (1,506)

                                    ($25,912)   $2,557

               AMERICAN FINANCIAL GROUP, INC. 10-Q

H. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFG's Statement of Cash Flows consisted of the following (in thousands):
                                   Held to     Available
     1996                         Maturity      For Sale          Total
     Purchases                    $176,177    $1,346,497     $1,522,674
     Maturities and redemptions    230,746       224,569        455,315
     Sales                           9,310       578,367        587,677

     1995
     Purchases                    $548,670    $1,082,284     $1,630,954
     Maturities and redemptions    153,990        94,011        248,001
     Sales                           9,040     1,258,235      1,267,275

   Securities classified as "held to maturity" having an amortized cost of $9.5 million and $9.0 million were sold in 1996 and 1995, respectively, due to significant deterioration in the issuers' creditworthiness.

I. Commitments and Contingencies There have been no significant changes to the matters discussed and referred to in Note L "Commitments and Contingencies" in AFG's Annual Report on Form 10-K for 1995 and in
   Part II, Item 1 "Legal Proceedings" in AFG's Quarterly Report on Form 10-Q for June 30, 1996.

J. Subsequent Event In October 1996, a wholly-owned trust subsidiary of AFG issued 4 million units of 9-1/8% Trust Originated Preferred Securities ("TOPrS") for $100 million cash. The Trust then purchased $100 million of newly issued AFG 9-1/8% Subordinated Debentures due 2026, which, along with related interest and principal payments received, will be the only assets of the Trust. AFG intends to use the proceeds from this transaction to retire $50 million of outstanding debt of subsidiaries and the remainder for general corporate purposes, which may include the retirement of additional fixed rate securities of AFG subsidiaries and investment in insurance businesses.

   Holders of the TOPrS are entitled to quarterly cash distributions of $.57 per unit. Payment dates and amounts for the TOPrS correspond to those on the Subordinated Debentures. The TOPrS are mandatorily redeemable upon maturity or redemption of the Subordinated Debentures. The Subordinated Debentures are redeemable by AFG on or after October 22, 2001. Distribution and redemption payments on the TOPrS are guaranteed by AFG to the extent the Trust has funds available therefor.

   In addition, in November 1996, a wholly-owned trust subsidiary of AAG issued $75 million of similar TOPrS.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios Since the Mergers, approximately $1.0 billion of AFC and American Premier debt has been retired or replaced with lower cost debt, resulting in a net reduction of aggregate debt by approximately 70%. Consequently, AFG's debt to total capital ratio at the parent holding company level improved from nearly
60% at the date of the Mergers to just over 20% at September 30, 1996. These debt reductions and replacements will also reduce AFG's interest expense by approximately $100 million annually.

AFG's ratio of earnings to fixed charges on a total enterprise basis was 4.78 for the first nine months of 1996 compared to 2.60 for the entire year of 1995. Assuming the Mergers and related transactions discussed in Note A had occurred on January 1, 1995, the ratio for the year 1995 would have been 2.93.

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

Prior to the Mergers, American Premier had substantial cash and short-term investments at the parent company level. Subsequent to the Mergers, AFC and its subsidiaries entered into credit agreements with American Premier. At September 30, 1996, $705 million had been borrowed under these agreements and used for debt retirements, capital contributions to subsidiaries, and other corporate purposes.
In addition, AFG and American Premier entered into a reciprocal credit agreement under which these companies will make funds available to each other for general corporate purposes.

In recent months, three nationally recognized rating agencies issued or upgraded ratings on AFC, American Premier and AAG public debentures. All of the AFC and AAG senior debentures are now rated investment grade; the APU and AAG subordinated debentures are rated investment grade by two of the agencies. Generally, the upgrades reflect the expectation that AFG's consolidated debt to total capital will remain conservative and that coverage ratios will benefit from higher subsidiary earnings and a lower level of fixed charges at AFG's subsidiaries. Additionally, two of the agencies gave the TOPrS an investment grade rating as well.

               AMERICAN FINANCIAL GROUP, INC. 10-Q

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued


Bank credit lines at several subsidiary holding companies provide ample liquidity which can be used to obtain funds for the operating subsidiaries or, if necessary, for the parent companies, AFC, American Premier and ultimately AFG. Agreements with the banks generally run for three to seven years and are renewed before maturity. While it is highly unlikely that all such amounts would ever be borrowed at one time, a maximum of $490 million is available under these bank facilities, $89 million of which was borrowed at September 30, 1996.

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

Investments Approximately 93% of the bonds and redeemable preferred stocks held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at September 30, 1996. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor these companies and the industries in which they operate.

RESULTS OF OPERATIONS

General The operations of American Premier are included in AFG's financial statements from the date of acquisition. Accordingly, nine-month 1996 and 1995 income statements are not comparable. Results of interim periods are not necessarily indicative of future results of operations.

AFG reported net earnings of $113.2 million, or $1.86 per share, for the third quarter of 1996. Results include net realized gains of $165.9 million ($2.72 per share), after minority interest of $6.5 million, primarily from AFG's sale of its investment in Citicasters, reduced by a charge of $80 million
($1.31 per share) resulting from a decision to strengthen insurance reserves relating to asbestos and other environmental matters ("A&E"). Net earnings before realized gains and nonrecurring and extraordinary items were $35.7 million, or $.59 per share. Net earnings before realized gains and extraordinary items were $32.3 million, or $.60 per share, for the third quarter of 1995.

AFG's net earnings for the first nine months of 1996 were $235.2 million, or $3.87 per share ($2.37 per share before realized gains and nonrecurring and extraordinary items).

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

Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                               Three months ended    Nine months ended
                                  September 30,        September 30,
                                 1996        1995       1996      1995
  Net Written Premiums (GAAP)
    NSA Group                  $277.2      $316.7   $  868.8  $  982.3
    Specialty Operations        270.5       277.4      755.6     809.7
    Commercial and Personal
      Operations                160.7       186.8      488.9     525.5
    Other Lines                   -            .1         .3        .8
                               $708.4      $781.0   $2,113.6  $2,318.3

  Combined Ratios (GAAP)
    NSA Group                    98.2%      106.1%     100.3%    104.8%
    Specialty Operations         69.2        94.9       85.0      97.1
    Commercial and Personal
      Operations                126.7        99.6      111.2     100.5
    Aggregate (including A&E
      and other lines)          111.8       101.0      104.2     102.2

Operating results for the third quarter and first nine months of 1996 were adversely impacted by two unusual items: (i) approximately $30 million in losses due to Hurricane Fran and (ii) the strengthening of A&E reserves (exposures for which AFG has been held liable under general liability policies written years ago). AFG increased A&E reserves of its discontinued insurance lines by $120 million by recording a third quarter, non-cash, pretax charge of $80 million and reallocating $40 million in reserves from its Specialty Operations. A&E reserves at September 30, 1996 were approximately $340 million, an amount expected to be approximately 11 times the preceding three years' average claim payments.

               AMERICAN FINANCIAL GROUP, INC. 10-Q

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued


 NSA Group The NSA Group's 12% decline in net written premiums is due primarily to significant rate increases implemented in 1995 and early 1996. These rate increases contributed to an improvement in the 1996 combined ratios. In addition, the 1995 combined ratios were impacted by weather- related losses, principally from hailstorms in Texas in late April and early May.

 Specialty Operations The specialty operations' 7% decrease in net written premiums for the nine months of 1996 is due to the extremely competitive pricing environment in the California workers' compensation market and withdrawal from an unprofitable voluntary pool. Excluding the impact of the decreases in the California workers' compensation business and the withdrawal from the voluntary pool, specialty net written premiums increased
$16 million (8%) in the 1996 third quarter and $56 million (10%) for the first nine months of 1996. The increases are due in part to increases in specialized coverages for U.S.-based operations of Japanese companies, agricultural-related businesses, animal mortality and collateral protection exposures. The improvement in the combined ratio for the third quarter and first nine months of 1996 is due primarily to (i) improved results in certain niche businesses, (ii) the reallocation of $40 million in reserves to A&E reserves (a combined ratio impact of 15.0 points and 5.4 points for the third quarter and first nine months of 1996, respectively), (iii) reductions in loss, loss adjustment expense and policyholder dividend reserves prompted by fundamental changes in the California workers' compensation market and actuarial evaluations, and (iv) losses in 1995 from participation in the voluntary pool.

 Commercial and Personal Operations The 7% decrease in net written premiums for the nine months of 1996 is due primarily to significant decreases in personal lines business. The 14% decrease in net written premiums for the third quarter is due to price competition in the commercial casualty lines and reduced writings of homeowners' insurance in certain states. Increases in the combined ratio reflect the impact of losses due to Hurricane Fran as well as other weather-related losses.

Life, Accident and Health Premiums and Benefits The increase in life, accident and health premiums and benefits reflects AAG's acquisition of Laurentian Capital Corporation in November 1995.

Investment Income Investment income increased $14.4 million (7%) for the third quarter of 1996 compared to 1995. Adjusting the effects of the Mergers retroactively to January 1, 1995, investment income increased $34.8 million (6%) for the nine months of 1996 compared to 1995. The acquisition of Laurentian and an increase in the average amount of investments held were the primary factors contributing to the increase.

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

               AMERICAN FINANCIAL GROUP, INC. 10-Q

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued


Gains on Sales of Investee Corporations The gains on sales of investees for the third quarter and first nine months of 1996 and 1995 represent pretax gains, before minority interest, on the sales of Citicasters common stock.

Gains on Sales of Subsidiaries The gains on sales of subsidiaries include a pretax gain of $33.9 on the sale of Buckeye Management Company and the settlement of litigation related to a subsidiary sold in 1993.

Annuity Benefits Annuity benefits expense increased 6% in the first nine months of 1996 due primarily to an increase in average funds accumulated. The rate at which interest is credited on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

Interest on Borrowed Money  Interest expense decreased
$12.8 million (42%) for the third quarter of 1996 and, adjusted for the Mergers, $28.2 million (32%) for the nine months of 1996 compared to the respective periods of 1995. The decrease reflects significant debt repayments after the Mergers and continuing in 1996.

Other Operating and General Expenses Operating and general expenses for the third quarter and first nine months of 1996 include approximately $8.9 million and $26.2 million, respectively, attributable to the operations of Laurentian. Included in operating and general expenses in the first nine months of 1996 and 1995 are charges of $37.3 million and $23.5 million, respectively, for minority interest. Minority interest for periods subsequent to the Mergers includes AFC's quarterly preferred dividend requirement of $6.3 million.


  ____________________________________________________________

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

       27 Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.

(b) Reports on Form 8-K:

      Date of Reports     Items Reported

      September 20, 1996  Sale of Citicasters Common Stock

      October 21, 1996    Terms of Preferred and Common Securities
                          of American Financial Capital Trust I

  ____________________________________________________________





                            Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                American Financial Group, Inc.



November 11, 1996               BY:Fred J. Runk
                                   Fred J. Runk
                                   Senior Vice President and Treasurer