Form 10-K405
period 1996-12-31
AMERICAN FINANCIAL GROUP INC /OH/
filed 1997-03-28
CIK 933537

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

       Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


For the Fiscal Year Ended                           Commission File
December 31, 1996                                   No. 1-11453


                  AMERICAN FINANCIAL GROUP, INC.


Incorporated under                                  IRS Employer I.D.
the Laws of Ohio                                    No. 31-1422526

          One East Fourth Street, Cincinnati, Ohio 45202
                          (513) 579-2121


Securities Registered Pursuant to Section 12(b) of the Act:
                                                       Name of Each Exchange
   Title of Each Class                                 on which Registered
   American Financial Group, Inc.:
   Common Stock                                        New York Stock Exchange

   American Financial Capital Trust I (Guaranteed by Registrant):
   9-1/8% Trust Originated Preferred Securities        New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 1997, there were 61,157,055 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries. The aggregate market value of the Common Stock held by non-affiliates at that date, was approximately $1.3 billion (based upon non-affiliate holdings of 35,312,072 shares and a market price of $37.50 per share.)

                           _____________


            Documents Incorporated by Reference:  None

                  AMERICAN FINANCIAL GROUP, INC.

                      INDEX TO ANNUAL REPORT

                           ON FORM 10-K



Part I                                                           Page
  Item  1 - Business:
               Introduction                                         1
               Property and Casualty Insurance Operations           2
               Annuity and Life Operations                         14
               Other Companies                                     17
               Investment Portfolio                                17
               Regulation                                          19
  Item  2 - Properties                                             21
  Item  3 - Legal Proceedings                                      21
  Item  4 - Submission of Matters to a Vote of Security Holders     *


Part II
  Item  5 - Market for Registrant's Common Equity and Related
               Stockholder Matters                                 23
  Item  6 - Selected Financial Data                                24
  Item  7 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 25
  Item  8 - Financial Statements and Supplementary Data            33
  Item  9 - Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                 33


Part III
  Item 10 - Directors and Executive Officers of the Registrant     33
  Item 11 - Executive Compensation                                 33
  Item 12 - Security Ownership of Certain Beneficial Owners        33
               and Management                                      33
  Item 13 - Certain Relationships and Related Transactions         33


Part IV
  Item 14 - Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                S-1



* The response to this Item is "none".

                                PART I

                                ITEM 1

                               Business

Introduction

   American Financial Group, Inc. ("AFG") was incorporated as an Ohio corporation in 1994. Its address is One East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. AFG is a holding company which, through its subsidiaries, is engaged primarily in specialty and multi-line property and casualty insurance businesses and in the sale of tax-deferred annuities. AFG's property and casualty operations originated in 1872 and are the seventeenth largest property and casualty group in the United States based on 1995 statutory net premiums written of $3.1 billion. AFG was formed for the purpose of acquiring American Financial Corporation ("AFC") and American Premier Underwriters, Inc. ("APU" or "American Premier") in merger transactions completed in April 1995 (the "Mergers").

   For financial reporting purposes, because the former shareholders of AFC owned more than 50% of AFG following the Mergers, the financial statements of AFG for periods prior to the Mergers are those of AFC. The operations of APU are included in AFG's financial statements from the effective date of the Mergers.

   At December 31, 1996, Carl H. Lindner, members of his immediate family and trusts for their benefit (collectively the "Lindner Family") beneficially owned approximately 43% of AFG's outstanding voting common stock.

General

   Generally, companies have been included in AFG's consolidated financial statements when the ownership of voting securities has exceeded 50%; for investments below that level but above 20%, AFG has accounted for the investments as investees. (See Note F to AFG's financial statements.)
The following table shows AFG's percentage ownership of voting securities of its significant affiliates over the past several years:

                                      Voting Ownership at December 31,
                                         1996  1995  1994  1993   1992

  American Financial Corporation          76%   79%   n/a   n/a    n/a
  American Premier Underwriters          100%  100%   42%   41%    51%
  Great American Insurance Group         100%  100%  100%  100%   100%
  American Annuity Group                  81%   81%   80%   80%    82%
  American Financial Enterprises          83%   83%   83%   83%    83%
  Chiquita Brands International           43%   44%   46%   46%    46%
  Citicasters                             (a)   38%   37%   20%    40%
  General Cable                             -     -   (b)   45%    45%

  (a) Sold in September 1996.
  (b) Sold in June 1994.

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

   Citicasters In December 1993, Great American Communications Company ("GACC") completed a prepackaged plan of reorganization. In the restructuring, AFC's previous holdings of GACC stock and debt were exchanged for 20% of the new common stock. GACC changed its name to Citicasters to reflect the nature of its business. In June 1994, AFEI purchased approximately 10% of Citicasters common stock. In the second half of 1994, Citicasters repurchased and retired approximately 21% of its common stock. In September 1996, the investments in Citicasters were sold to an unaffiliated company.

   General Cable In 1994, AFC sold its investment in General Cable to an unaffiliated company.

Property and Casualty Insurance Operations

   AFG manages and operates its property and casualty business in three major business segments: Nonstandard Automobile Insurance, Specialty Lines and Commercial and Personal Lines. Each segment is comprised of multiple business units which operate autonomously but with strong central financial controls and full accountability. Decentralized control allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment, actuarial, financial and legal support functions. AFG's property and casualty insurance operations employ approximately 7,800 persons.

   Unless indicated otherwise, the financial information presented for the property and casualty insurance operations is presented based on generally accepted accounting principles ("GAAP") and includes the insurance operations of AFC and American Premier for all periods.

   The following table shows the size (in millions), segment and A.M. Best rating of AFG's major property and casualty insurance subsidiaries.

                                      1996 Net Written Premiums
                                   Commercial                  NSA  A.M. Best
                                 and Personal   Specialty    Group    Rating

  Great American                         $660        $636   $   -       A

  Republic Indemnity                       -          222       -       A
  Mid-Continent                            -           90       -       A
  American Empire Surplus Lines            -           28       -       A+

  Atlanta Casualty                         -           -       391      A
  Windsor                                  -           -       323      A
  Infinity                                 -           -       232      A
  Leader National                          -           -        63      A-
  Transport                                -           -       106      A
  Other                                    -           17       20
                                         $660        $993   $1,135

   The primary objective of the property and casualty insurance operations is to achieve underwriting profitability. Underwriting profitability is measured by the combined ratio which is a sum of the ratios of underwriting losses, loss adjustment expenses ("LAE"), underwriting expenses and policyholder dividends to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

   Management's focus on underwriting performance has resulted in a statutory combined ratio averaging 101.2% for the period 1992 to 1996, as compared to 108.8% for the property and casualty industry over the same period
(Source: "Best's Review - Property/Casualty" - January 1997 Edition). Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

   For 1996, net written premiums were nearly $2.8 billion compared to $3.1 billion in 1995. The decrease reflects the effect of significant rate increases initiated by the nonstandard auto group, the continuing competitive pricing environment in the California workers' compensation market as well as the casualty markets, withdrawal from an unprofitable pool at the end of 1995 and reduced writings of homeowners' insurance in certain states.

   The following table shows (in millions) certain information of AFG's property and casualty insurance operations. While financial data is reported on a statutory basis for insurance regulatory purposes, it is reported in accordance with GAAP for shareholder and other investment purposes. In general, statutory accounting results in lower capital surplus and net earnings than result from application of GAAP. Major differences include charging policy acquisition costs to expense as incurred rather than spreading the costs over the periods covered by the policies; recording bonds and redeemable preferred stocks primarily at amortized cost; netting of reinsurance recoverables and prepaid reinsurance premiums against the corresponding liability; requiring additional loss reserves; and charging to surplus certain assets, such as furniture and fixtures and agents' balances over 90 days old.

                                   1996      1995      1994
  Statutory Basis
  Premiums Earned                $2,821    $3,006    $2,915
  Admitted Assets                 6,603     6,753     6,398
  Unearned Premiums               1,104     1,160     1,093
  Loss and LAE Reserves           3,397     3,394     3,275
  Capital and Surplus             1,659     1,595     1,586

  GAAP Basis
  Premiums Earned                $2,845    $3,031    $2,945
  Total Assets                    8,623     9,002     8,617
  Unearned Premiums               1,248     1,294     1,213
  Loss and LAE Reserves           4,124     4,097     4,021
  Shareholder's Equity            2,695     2,893     2,615

   The following table shows the performance of AFG's property and casualty insurance operations in various categories (dollars in millions):
                                             1996       1995      1994
  Net written premiums                     $2,788     $3,092    $3,124

  Net earned premiums                      $2,845     $3,031    $2,945
  Loss and LAE                              2,132      2,265     2,077
  Underwriting expenses                       780        792       770
  Policyholder dividends                       14          8        84
  Underwriting profit (loss)              ($   81)   ($   34)   $   14

  GAAP ratios:
    Loss and LAE ratio                       75.0%      74.8%     70.5%
    Underwriting expense ratio               27.4       26.1      26.1
    Policyholder dividend ratio                .5         .3       2.8
    Combined ratio (a)                      102.9%     101.2%     99.4%

  Statutory ratios:
    Loss and LAE ratio                       74.8%      74.8%     71.0%
    Underwriting expense ratio               27.2       25.9      26.3
    Policyholder dividend ratio                .4        1.7       3.6
    Combined ratio (a)                      102.4%     102.4%    100.9%

  Industry statutory combined ratio (b)     107.0%     106.5%    108.5%

  (a) The 1996 combined ratios include an increase of 2.8 percentage points attributable to the strengthening of insurance reserves relating to asbestos and other environmental matters ("A&E").

  (b) Ratios are derived from "Best's Review - Property/Casualty"
      (January 1997 Edition).

Nonstandard Automobile Insurance

   General.   The Nonstandard Automobile Insurance segment ("NSA Group")
underwrites private passenger automobile liability and physical damage insurance policies for "nonstandard" risks. Nonstandard insureds are those individuals who are unable to obtain insurance through standard market carriers due to factors such as age, record of prior accidents, driving violations, particular occupation or type of vehicle. Premium rates for nonstandard risks are generally higher than for standard risks.
Total private passenger automobile insurance premiums written by insurance carriers in the United States in 1996 have been estimated by A.M. Best to be approximately $110 billion. Because it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when standard coverage becomes more restrictive. When this occurs, the criteria which differentiate standard from nonstandard insurance risks change. The size of the voluntary nonstandard market is also affected by rate levels adopted by state administered involuntary plans. According to A.M. Best, the voluntary nonstandard market has accounted for about 15% of total private passenger automobile insurance premiums written in recent years.

   The NSA Group's implementation of significant rate increases during the last couple years and competitive pressures in the nonstandard automobile insurance industry served to curtail the trend of annual premium growth it had experienced previously. These rate increases contributed to an improvement, however, in underwriting profitability for 1996.

   The NSA Group writes business in 42 states and holds licenses to write policies in 48 states and the District of Columbia. The U.S. geographic distribution of the NSA Group's statutory direct written premiums in 1996 compared to 1992, was as follows:

                1996     1992                   1996    1992
  Florida       12.1%    20.1%     Mississippi   3.2%    3.3%
  Pennsylvania  10.1       *       Oklahoma      3.1     2.9
  Texas          9.4      2.2      Missouri      3.0     2.2
  Georgia        8.9     13.7      New York      3.0      *
  California     8.0      8.4      Arizona       2.5     5.9
  Connecticut    5.8      3.5      Washington    2.4      *
  Indiana        3.3      3.6      Alabama       2.1     4.2
  Tennessee      3.2      4.7      Other        19.9    25.3
                                               100.0%  100.0%
  _____________
  * less than 2%

   In addition, the NSA Group writes approximately 4% of its net premiums annually in the United Kingdom.

   Management believes that the NSA Group's underwriting success has been due, in part, to the refinement of various risk profiles, thereby dividing the consumer market into more defined segments which can be underwritten or priced properly. The NSA Group also generally writes policies of short duration which allow more frequent rating evaluations of individual risks, providing management greater flexibility in the ongoing assessment of the business. In addition, the NSA Group has implemented cost control measures both in the underwriting and claims handling areas.

   The following table shows the performance of AFG's NSA Group insurance operations in various categories (dollars in millions):

                                            1996      1995      1994

  Net written premiums                    $1,135    $1,277    $1,186

  Net earned premiums                     $1,183    $1,246    $1,097
  Loss and LAE                               904     1,036       833
  Underwriting expenses                      278       273       265
  Underwriting profit (loss)              $    1   ($   63)  ($    1)

  GAAP ratios:
    Loss and LAE ratio                      76.4%     83.2%     75.9%
    Underwriting expense ratio              23.5      22.0      24.1
    Combined ratio                          99.9%    105.2%    100.0%

  Statutory ratios:
    Loss and LAE ratio                      75.8%     83.1%     76.0%
    Underwriting expense ratio              22.5      21.6      23.9
    Combined ratio                          98.3%    104.7%     99.9%

  Industry statutory combined ratio (a)    101.0%    101.3%    101.3%

  (a) Represents the private passenger automobile industry statutory combined ratio derived from "Best's Review - Property/Casualty" (January 1997 Edition). Although AFG believes that there is no reliable regularly published combined ratio data for the nonstandard automobile insurance industry, AFG believes that such a combined ratio would be lower than the private passenger automobile industry average shown above.

   Marketing.   Each of the principal units in the NSA Group is responsible for its own marketing, sales, underwriting and claims processing. Sales efforts are directed primarily toward independent agents. These units each write policies through several thousand independent agents.

   The NSA Group had approximately 900,000 policies in force at December 31, 1996, just under 90% of which had policy limits of $50,000 or less per occurrence. Most NSA Group policies are written for policy periods of six months or less, with some as short as one month.

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

Specialty Lines

   General.   The Specialty Lines segment emphasizes the writing of
specialized insurance coverage where AFG personnel are experts in particular lines of business or customer groups. Examples include California workers' compensation, executive liability, ocean and inland marine, agricultural-related coverages (allied lines), non-profit liability, umbrella and excess and surplus lines. The Specialty Lines workers' compensation operations write coverage for prescribed benefits payable to employees (principally in California) who are injured on the job. The executive and professional liability divisions market liability coverage for corporate directors and officers and attorneys. Ocean and inland marine businesses provide coverage primarily for marine cargo, boat dealers, marina operators/dealers, excursion vessels, builder's risk, contractor's equipment, excess property and transportation cargo. The agricultural-related businesses provide multi-peril crop insurance covering weather and disease perils as well as coverage for full-time operating farms/ranches and agribusiness operations on a nationwide basis through independent agents who specialize in the rural market. The non-profit liability business provides property, general/professional liability, automobile, trustee liability, umbrella and crime coverage for a wide range of non-profit organizations. These operations also provide excess and surplus commercial property and casualty insurance in a variety of industries.

   Specialization is the key element to the underwriting success of these business units. Each unit has independent management with significant operating autonomy to oversee the important operational functions of its business such as underwriting, pricing, marketing, policy processing and claims service. These specialty lines are opportunistic and their premium volume will vary based on current market conditions. AFG continually evaluates expansion in existing markets and opportunities in new specialty markets.

   The U.S. geographic distribution of the Specialty Lines statutory direct written premiums in 1996 compared to 1992, was as follows:

                  1996    1992                      1996     1992
  California      30.4%   47.4%     Florida          3.5%      *
  Texas            7.3     2.7      New Jersey       2.8      2.6%
  New York         5.2     5.7      Ohio             2.1      2.1
  Massachusetts    5.1     2.8      Pennsylvania     2.0      2.1
  Illinois         4.0     3.4      Other           33.9     25.3
  Oklahoma         3.7     5.9                     100.0%   100.0%
  _____________
  * less than 2%

   The following table sets forth a distribution of statutory net written premiums for AFG's Specialty Lines by NAIC annual statement line for
1996 compared to 1992:
                                     1996     1992
  Workers' compensation              26.0%    47.2%
  Other liability                    23.4     15.7
  Commercial multi-peril             10.1      3.1
  Inland marine                       9.2      5.8
  Auto liability                      8.3      8.7
  Allied lines                        5.7      4.2
  Ocean marine                        4.6      4.6
  Surety                              3.8      3.0
  Auto physical damage                2.5      2.2
  Other                               6.4      5.5
                                    100.0%   100.0%

   The following table shows the performance of AFG's Specialty Lines insurance operations in various categories (dollars in millions):

                                            1996      1995      1994

  Net written premiums                      $993    $1,097    $1,250

  Net earned premiums                       $976    $1,085    $1,185
  Loss and LAE                               527       730       785
  Underwriting expenses                      295       302       291
  Policyholder dividends                      -         (3)       76
  Underwriting profit                       $154    $   56    $   33

  GAAP ratios:
   Loss and LAE ratio                       53.9%     67.2%     66.2%
   Underwriting expense ratio               30.2      27.9      24.6
   Policyholder dividend ratio                -        (.3)      6.4
   Combined ratio (a)                       84.1%     94.8%     97.2%

  Statutory ratios:
   Loss and LAE ratio                       54.1%     67.5%     66.7%
   Underwriting expense ratio               30.3      28.1      25.2
   Policyholder dividend ratio                .5       4.2       8.5
   Combined ratio (a)                       84.9%     99.8%    100.4%

  Industry statutory combined ratio (b)    111.0%    109.9%    107.9%

  (a) The 1996 combined ratios reflect a reduction of 4.1 percentage points attributable to a reallocation of loss reserves in connection with the strengthening of A&E reserves.

  (b) Represents the commercial industry statutory combined ratio derived from "Best's Review - Property/Casualty" (January 1997 Edition).

   Marketing.   The Specialty Lines operations direct their sales efforts
primarily toward independent property and casualty insurance agents and brokers. These businesses write insurance through several thousand agents and brokers and have nearly 275,000 policies in force.

   Competition.   These businesses compete with other insurers as well as the
California State Fund in the California workers' compensation insurance market. Because of the specialty nature of these coverages, competition is based primarily on service to policyholders and agents, specific characteristics of products offered and reputation for claims handling. Price, commissions and profit sharing terms are also important factors. Competitors include individual insurers and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders.
Management believes that sophisticated data analysis for refinement of risk profiles, extensive specialized knowledge and loss prevention service have helped AFG's specialty lines compete successfully.

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

   AFG's Drug-Free Workplace program for workers' compensation customers assists insureds in setting up drug testing programs (as permitted by law), drug and alcohol education programs and work safety programs.
At December 31, 1996, there were more than 850 insureds in 20 states with such programs producing approximately $67 million in annual net written premiums.

   Commercial business is written in 26 states where management believes adequate rates can be obtained and where assigned risk costs are not excessive. AFG's approach focuses on specific customer groups, such as fine restaurants, light manufacturers, hotels/motels, workers' compensation safety groups and insureds with large umbrella coverages. The approach also emphasizes site visits at prospective customers to ensure underwriter familiarity with risk factors relating to each insured and to avoid those risks which have unacceptable frequency or severity exposures.

   Personal lines business consists primarily of standard private passenger automobile and homeowners' insurance and is currently being marketed in 25 states. AFG's approach is to develop tailored rates for its personal automobile customers based on a variety of factors, including the driving record of the insureds. The approach to homeowners business is to limit exposure in locations which are likely to be unprofitable and those which have significant catastrophic potential (such as windstorms, earthquakes and hurricanes).

   The U.S. geographic distribution of the Commercial and Personal Lines statutory direct written premiums in 1996 compared to 1992, was as follows:

                   1996     1992                      1996    1992
  Connecticut      13.6%    12.1%     Ohio             3.6%    4.5%
  New York         12.0      8.1      Florida          2.9     3.9
  New Jersey       11.5      7.4      Massachusetts    2.8      *
  North Carolina   11.0     10.3      Illinois         2.2     2.9
  Pennsylvania      7.0      4.5      California        *      7.1
  Texas             3.9      2.7      Oregon            *      2.5
  Michigan          3.8      2.9      Washington        *      2.4
  Maryland          3.7      3.5      Other           22.0    25.2
                                                     100.0%  100.0%
  _____________
  * less than 2%

   The following table sets forth a distribution of statutory net written premiums for AFG's Commercial and Personal Lines by NAIC annual statement line for 1996 compared to 1992:

                                1996      1992
  Auto liability                26.5%     28.2%
  Workers' compensation         21.1      12.7
  Commercial multi-peril        17.2      20.8
  Auto physical damage          12.9      13.4
  Homeowners                     9.9      11.0
  Other liability                7.6       8.9
  Other                          4.8       5.0
                               100.0%    100.0%

The following table shows the performance of AFG's Commercial and Personal Lines insurance operations in various categories (dollars in millions):

                                            1996     1995     1994

  Net written premiums                     $ 660    $ 717    $ 683

  Net earned premiums                      $ 685    $ 698    $ 656
  Loss and LAE                               538      468      430
  Underwriting expenses                      206      214      211
  Policyholder dividends                      14       11        8
  Underwriting profit (loss)              ($  73)   $   5    $   7

  GAAP ratios:
   Loss and LAE ratio                       78.5%    66.9%    65.5%
   Underwriting expense ratio               30.0     30.6     32.2
   Policyholder dividend ratio               2.1      1.6      1.2
   Combined ratio (a)                      110.6%    99.1%    98.9%

  Statutory ratios:
   Loss and LAE ratio                       78.8%    67.2%    67.0%
   Underwriting expense ratio               30.4     29.9     32.4
   Policyholder dividend ratio               1.0       .6      1.0
   Combined ratio (a)                      110.2%    97.7%   100.4%

  Industry statutory combined ratio (b)    107.0%   106.5%   108.5%

  (a) The 1996 combined ratios include 3.9 percentage points (GAAP) and
      3.8 percentage points (statutory) due to losses from Hurricane Fran.

  (b) Ratios are derived from "Best's Review - Property/Casualty"
      (January 1997 Edition).

   Marketing.   The Commercial and Personal Lines business units direct their sales efforts primarily toward independent agents and brokers. These businesses write insurance through more than 5,000 agents and have approximately 425,000 policies in force.

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

   Reinsurance is provided on one of two bases, facultative or treaty. Facultative reinsurance is generally provided on a risk by risk basis. Individual risks are ceded and assumed based on an offer and acceptance of risk by each party to the transaction. Treaty reinsurance provides for risks meeting prescribed criteria to be automatically ceded and assumed according to contract provisions.

   In order to limit the maximum loss arising out of any one occurrence, AFG's insurance companies reinsure a portion of their exposure under treaty and facultative reinsurance programs. The following table presents (by type of coverage) the amount of each loss above the specified retention maximum generally covered by treaty reinsurance programs (in millions):

                                       Retention    Reinsurance
   Coverage                              Maximum    Coverage(a)
   California Workers' Compensation        $ 1.5         $148.5
   Other Workers' Compensation               1.0           49.0
   Commercial Umbrella                       1.0           49.0
   Other Casualty                            5.0           15.0
   Property - General                        5.0           25.0(b)
   Property - Catastrophe                   20.0          130.0

  (a) Reinsurance covers substantial portions of losses in excess of retention.
  (b) Beginning in 1997, AFG will cede 80% of its homeowners insurance coverage through a reinsurance agreement.

   AFG purchases facultative reinsurance providing coverage on a risk by risk basis, both pro rata and excess of loss, depending on the risk and available reinsurance markets. Due in part to the limited exposure on individual policies, the NSA Group is not materially involved in reinsuring risks with third party insurance companies.

   Included in the balance sheet caption "recoverables from reinsurers and prepaid reinsurance premiums" were $79 million on paid losses and LAE and $720 million on unpaid losses and LAE at December 31, 1996. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations. Market conditions over the past few years have forced many reinsurers into financial difficulties or liquidation proceedings. At December 31, 1996, AFG's insurance subsidiaries had allowances of approximately $79 million for doubtful collection of reinsurance recoverables. AFG regularly monitors the financial strength of its reinsurers. This process periodically results in the transfer of risks to more financially secure reinsurers. AFG's major reinsurers include American Re-Insurance Company, Employers Reinsurance Corporation, NAC Reinsurance Corporation, Mitsui Marine and Fire Insurance Company and General Reinsurance Corporation.

   Premiums written for reinsurance ceded and assumed are presented in the following table (in millions):
                                        1996   1995  1994
  Reinsurance ceded                     $518   $482  $422
  Reinsurance assumed - including
   involuntary pools and associations     58     98   119

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

   Unless otherwise indicated, the following discussion of insurance reserves includes the reserves of American Premier's subsidiaries for only those periods following the Mergers. See Note O to the Financial Statements for an analysis of changes in AFG's estimated liability for losses and LAE, net of reinsurance (and grossed up), over the past three years on a GAAP basis.

   The following table presents the development of AFG's liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years, excluding reserves of American Premier subsidiaries prior to the Mergers. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 1996. The remainder of the table presents development as percentages of the estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.

                                   1986    1987    1988    1989    1990
Liability for unpaid losses
and loss adjustment expenses:
 As originally estimated         $1,843  $2,024  $2,209  $2,246  $2,137
 As re-estimated at
  December 31, 199               62,459   2,423   2,472   2,462   2,280

Liability re-estimated (*):
 One year later                   102.7%  102.5%   99.8%  100.4%   98.6%
 Two years later                  107.3%  103.6%  100.0%   99.3%   97.7%
 Three years later                109.7%  103.1%   99.7%   98.4%   97.4%
 Four years later                 110.8%  102.5%   98.7%   98.2%   99.2%
 Five years later                 111.8%  102.6%   99.1%  101.1%   98.4%
 Six years later                  112.7%  103.5%  103.0%  101.1%  106.7%
 Seven years later                115.3%  109.4%  103.0%  109.6%
 Eight years later                122.1%  109.8%  111.9%
 Nine years later                 122.5%  119.7%
 Ten years later                  133.4%
 Cumulative deficiency
 (redundancy)                      33.4%   19.7%   11.9%    9.6%    6.7%

Cumulative paid as of:
 One year later                    33.0%   29.2%   29.4%   32.3%   26.1%
 Two years later                   52.5%   49.0%   48.6%   48.2%   43.2%
 Three years later                 67.7%   63.5%   59.8%   59.2%   55.3%
 Four years later                  79.3%   72.2%   67.9%   67.6%   64.8%
 Five years later                  86.4%   78.5%   74.0%   74.3%   70.4%
 Six years later                   91.9%   83.6%   79.5%   78.1%   74.9%
 Seven years later                 96.1%   87.7%   82.4%   81.7%
 Eight years later                100.0%   90.3%   85.7%
 Nine years later                 102.7%   93.3%
 Ten years later                  105.7%

                                   1991    1992    1993    1994    1995    1996
Liability for unpaid losses
and loss adjustment expenses:
 As originally estimated         $2,129  $2,123  $2,113  $2,187  $3,393  $3,404
 As re-estimated at
  December 31, 1996               2,199   2,134   2,058   2,170   3,345     N/A

Liability re-estimated (*):
 One year later                    99.3%  100.0%   98.1%   95.1%   98.6%
 Two years later                   98.8%   98.2%   92.7%   99.2%
 Three years later                 98.0%   93.5%   97.4%
 Four years later                  95.8%  100.5%
 Five years later                 103.3%
 Six years later
 Seven years later
 Eight years later
 Nine years later
 Ten years later

Cumulative deficiency
 (redundancy)                       3.3%     .5%   (2.6%)   (.8%)  (1.4%)   N/A

Cumulative paid as of:
 One year later                    26.4%   26.7%   25.2%   26.5%   33.0%
 Two years later                   43.0%   43.7%   40.1%   42.4%
 Three years later                 55.4%   53.6%   50.8%
 Four years later                  62.6%   61.0%
 Five years later                  68.1%
 Six years later
 Seven years later
 Eight years later
 Nine years later
 Ten years later


(*) Reflects significant A&E charges and reallocations in 1994 and 1996 for prior years losses.

   The following table presents certain data from the table above, adjusted to include reserves of American Premier's subsidiaries for periods prior to the Mergers.

                                  1986    1987    1988    1989    1990    1991    1992    1993    1994    1995    1996
Liability for unpaid losses
and loss adjustment expenses:
 As originally estimated        $1,843  $2,024  $2,209  $2,616  $2,739  $2,793  $2,886  $3,029  $3,267  $3,393  $3,404
 As re-estimated at
  December 31, 1996              2,459   2,423   2,472   2,776   2,818   2,801   2,779   2,835   3,146   3,345    N/A

Cumulative deficiency
  (redundancy)                    33.4%   19.7%   11.9%    6.1%    2.9%     .3%   (3.7%)  (6.4%)  (3.7%)  (1.4%)  N/A

   These tables do not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, a deficiency (redundancy) related to losses settled in the latest year, but incurred before the earliest year, would be included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

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

   The adverse litigious climate was evidenced by an increase in lawsuits and damage awards, changes in judicial interpretation of legal liability and of the scope of policy coverage, and a lengthening of time it takes to settle cases. Under comparative negligence rules, a plaintiff's negligence is no longer a bar to recovery. Instead, if the plaintiff's negligence is 50% or less of the cause of the injury, the plaintiff can recover damages, but in an amount reduced by the portion of damage attributable to the plaintiff's own negligence. Recent years have seen a moderation of inflation and the enactment of legislation intended to limit the patterns of the previous years.

   The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles
("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 1996, are as follows (in millions):

  Liability reported on a SAP basis                     $3,397
   Additional discounting of GAAP reserves in excess
     of the statutory limitation for SAP reserves          (23)
   Reserves of foreign operations                           31
   Estimated salvage and subrogation recoveries
     based on a cash basis for SAP and on an accrual
     basis for GAAP                                         (1)
   Reinsurance recoverables                                720
  Liability reported on a GAAP basis                    $4,124

   Asbestos and Environmental Reserves ("A&E"). The insurance industry typically includes only claims relating to polluted waste sites and asbestos in defining environmental exposures. AFG extends this definition to include claims relating to breast implants, repetitive stress on keyboards, DES
(a drug used in pregnancies years ago alleged to cause cancer and birth defects) and other latent injuries.

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

   Prior to the fourth quarter of 1994, AFG maintained reserves only on its reported A&E claims; reserves for claims incurred but not reported ("IBNR") were not allocated to A&E claims. Following completion of a detailed analysis in that quarter, AFG allocated a specific portion of its IBNR reserves to A&E claims.

   In the third quarter of 1996, AFG strengthened its A&E reserves based upon revised industry standards for reserving such claims. AFG recorded a non-cash, pretax charge of $80 million and reallocated $40 million in reserves from its Specialty Operations. Based on known facts, current law, and current industry practices, management believes that its reserves for such claims are appropriate.

   The following table (in millions) is a progression of reserves for A&E exposures for which AFG has been held liable under general liability policies written years ago where environmental coverage was not intended and, in many cases, was specifically excluded.
                                        1996     1995(*)   1994(*)

  Reserves at beginning of year       $225.7   $224.9    $143.5
  Incurred losses and LAE              149.0     35.2     113.6
  Paid losses and LAE                  (31.3)   (34.4)    (32.2)
  Reserves at end of year, net of
   reinsurance recoverable             343.4    225.7     224.9
  Reinsurance recoverable              162.7    164.2     162.0
  Gross reserves at end of year       $506.1   $389.9    $386.9

  (*) Amounts have been increased by $6.1 million in 1995 and $5.1 million in 1994 to reflect certain items previously classified as non-A&E.

   Since the mid-1980's, AFG has also written certain environmental coverages (asbestos abatement and underground storage tank liability) in which the premium charged is intended to provide coverage for the specific environmental exposures inherent in these policies. The business has been profitable since its inception. To date, approximately $180 million of premiums has been written and reserves for unpaid losses and LAE aggregated $41 million at December 31, 1996 (not included in the above table).

Annuity and Life Operations

   General.   AFG's annuity operations are conducted through American Annuity
Group ("AAG"), a holding company whose primary subsidiary is Great American Life Insurance Company ("GALIC") which it acquired from GAI on December 31, 1992. GALIC sells (i) flexible premium and single premium annuities in the qualified (not-for-profit) market and (ii) single premium annuities in the non-qualified market. AAG and its subsidiaries employ approximately 1,000 persons.

   The following table (in millions) presents financial information concerning GALIC.

                                        1996      1995      1994
  Statutory Basis
  Total Assets                        $5,752    $5,414    $5,057

  Insurance Reserves:
   Annuities                          $5,298    $4,974    $4,655
   Life                                   22        22        21
   Accident and Health                    -         -          1
                                      $5,320    $4,996    $4,677

  Capital and Surplus                 $  285    $  273    $  256
  Asset Valuation Reserve (a)             91        90        80
  Interest Maintenance Reserve (a)        25        32        28

  Annuity Receipts:
   Flexible Premium:
     First Year                       $   35    $   42    $   39
     Renewal                             182       196       208
                                         217       238       247
   Single Premium                        319       219       196
      Total Annuity Receipts          $  536    $  457    $  443

  GAAP Basis
  Total Assets                        $5,934    $5,608    $5,044
  Annuity Benefits Accumulated         5,205     4,917     4,596
  Stockholder's Equity                   658       623       449

  (a) Allocation of surplus.

   Annuity Products. Annuities are long-term retirement savings plans that benefit from interest accruing on a tax-deferred basis. Employees of qualified not-for-profit organizations are eligible to save for retirement through contributions made on a before-tax basis. Contributions are made at the discretion of the participants through payroll deductions or through tax-free "rollovers" of funds. Federal income taxes are not payable on contributions or earnings until amounts are withdrawn.

   GALIC's principal products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). FPDAs are characterized by premium payments that are flexible in both amount and timing as determined by the policyholder. SPDAs are issued in exchange for a one-time lump- sum premium payment.

   Annuity contracts are generally classified as either fixed rate or variable. With a fixed rate annuity, the interest crediting rate is initially set by the issuer and thereafter may be changed from time to time by the issuer based on market conditions, subject to any guaranteed minimum interest crediting rates in the policy. With a variable annuity, the value of the policy is tied to an underlying securities portfolio or underlying mutual funds. The majority of annuities issued by GALIC have been fixed rate annuities.

   In the third quarter of 1996, GALIC began marketing a new type of annuity that offers the traditional features of a fixed annuity (guaranteed minimum annual interest rate on a portion of the premium received and a guaranteed minimum surrender value) with the opportunity to participate, in part, in increases in the S&P 500 Index over a selected term (generally a minimum of six years).

   A GALIC subsidiary began marketing variable annuities in the fourth quarter of 1995. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder. Policyholders may also choose to direct all or a portion of their premiums to various fixed rate options. For these annuity products, all premiums directed to the variable options are placed in funds managed by third party investment advisers.

   At December 31, 1996, substantially all of GALIC's annuity policyholder benefit reserves consisted of fixed rate annuities which offered a minimum interest rate guarantee of 3% or 4%. The majority of GALIC's fixed rate annuity policies permit GALIC to change the crediting rate at any time (subject to the minimum guaranteed interest rate). In determining the frequency and extent of changes in the crediting rate, GALIC takes into account the economic environment and the relative competitive position of its products.

   GALIC seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its policies. GALIC accomplishes this by (i) offering crediting rates which it has the option to change, (ii) designing annuity products that encourage persistency and
(iii) maintaining an appropriate matching of assets and liabilities. GALIC designs its products with certain surrender charges and front-end fees to discourage policyholders from surrendering or withdrawing funds during the first five to ten years after issuance of a policy. Partly due to these features, GALIC's annuity surrenders have averaged approximately 7% of statutory reserves over the past five years.

   Marketing.   GALIC markets its FPDAs principally to employees of
educational institutions in the kindergarten through high school segment. In 1996, written premiums from this market segment represented the majority of GALIC's total tax-qualified premiums.

   GALIC distributes its annuity products through over 75 managing general agents ("MGAs") who, in turn, direct approximately 1,000 actively producing independent agents. GALIC has developed its business on the basis of its relationships with MGAs and independent agents primarily through a consistent marketing approach and responsive service.

   GALIC is licensed to sell its products in all states (except New York) and in the District of Columbia. The following table reflects the geographical distribution of GALIC's annuity premiums in 1996 compared to 1992.

                  1996    1992                         1996    1992
  California      29.8%   20.2%       North Carolina    3.0%    3.2%
  Washington       7.0      *         Minnesota         2.8      *
  Texas            6.6     2.8        Connecticut       2.7     6.3
  Florida          5.1    10.2        Indiana           2.3      *
  Massachusetts    4.8     8.1        Arizona           2.1      *
  Ohio             4.8     5.1        Illinois           *      3.8
  Michigan         3.5     9.9        Rhode Island       *      2.6
  Iowa             3.4      *         New Hampshire      *      2.3
  New Jersey       3.1     6.2        Other            19.0    19.3
                                                      100.0%  100.0%
  _____________
  * less than 2%

   Sales of annuities are affected by many factors, including:
(i) competitive annuity products and rates; (ii) the general level of interest rates; (iii) the favorable tax treatment of annuities;
(iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments; and (viii) general economic conditions. At December 31, 1996, GALIC had approximately 250,000 annuity policies in force, nearly all of which were individual contracts.

   American Memorial Life Insurance. Acquired in November 1995, American Memorial (formerly Prairie States Life Insurance Company) offers a variety of life insurance and annuity products to finance pre-arranged funerals. American Memorial markets its products through funeral home operators in addition to a captive general agency force. At year-end 1996, American Memorial had relationships with approximately 2,200 funeral homes nationwide. In 1996, American Memorial collected $97 million in life and annuity premiums. At December 31, 1996, American Memorial had total statutory assets of approximately $412 million, reserves for future policy benefits of approximately $371 million, and capital and surplus of approximately $27 million.

   Loyal American Life Insurance. Acquired in November 1995, Loyal offers a variety of supplemental life and health insurance products through payroll deduction plans and credit unions. Loyal's products are marketed with the endorsement or consent of the employer or the credit union management. In 1996, Loyal collected $41 million in life and accident and health premiums.
At December 31, 1996, Loyal had total statutory assets of approximately $255 million, reserves for future policy benefits of approximately $202 million, and capital and surplus of approximately $37 million.

   Independent Ratings.   AAG's principal insurance subsidiaries
are currently rated by A.M. Best and Duff & Phelps as follows:

                      A.M. Best        Duff & Phelps
   GALIC              A  (Excellent)   AA-  (Very high claims paying ability)
   American Memorial  B+ (Very Good)   AA-  (Very high claims paying ability)
   Loyal              A- (Excellent)   AA-  (Very high claims paying ability)

   AAG believes that the ratings assigned by independent insurance rating agencies are important because potential policyholders often use a company's rating as an initial screening device in considering annuity products. AAG also believes that the majority of purchasers of tax-deferred annuities would not be willing to purchase annuities from an issuer that had a rating below certain levels. In addition, some school districts, hospitals and banks do not allow insurers with a rating below certain levels to sell annuity products through their institutions.

   AAG believes that a rating in the "A" category by at least one rating agency is necessary for GALIC to successfully market tax-deferred annuities to public education employees and other not-for-profit groups.

   American Memorial and Loyal compete in markets other than the sale of tax-deferred annuities. While ratings are an important competitive factor in their markets, AAG believes that American Memorial and Loyal can successfully compete in these markets with their respective ratings.

   Although management of AAG believes that its insurance companies' ratings are very stable, those companies' operations could be materially adversely affected by a downgrade in ratings.

   Competition.   AAG's insurance companies operate in highly competitive
markets. They compete with other insurers and financial institutions based on many factors, including: (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders; (v) product design (including interest rates credited); (vi) commissions; and (vii) service to agents. Since policies are marketed and distributed primarily through independent agents, the insurance companies must also compete for agents. Management believes that consistently targeting the same market and emphasizing service to agents and policyholders provides a competitive advantage.

   More than 150 insurance companies offer tax-deferred annuities. No single insurer dominates the marketplace. Competitors include (i) individual insurers and insurance groups, (ii) mutual funds and (iii) other financial institutions of varying sizes. In a broader sense, AAG's insurance companies compete for retirement savings with a variety of financial institutions offering a full range of financial services. Financial institutions have demonstrated a growing interest in marketing investment and savings products other than traditional deposit accounts. In addition, recent judicial and regulatory decisions have expanded powers of financial institutions in this regard. It is too early to predict what impact, if any, these developments will have on AAG's insurance companies.

Other Companies

   AFEI is a holding company with assets consisting primarily of investments in the common stock of AFG and American Annuity.

   Millennium Dynamics, Inc. ("MDI") was formed in 1995 by Great American to market software tools developed internally to solve the inability of certain of its information systems to properly interpret dates for the year 2000 and beyond. MDI licenses its Vantage YR2000 conversion toolset through its own sales force in the U.S. and through independent software distributors around the world. MDI also offers project management and contract programming services to its customers.

   Through subsidiaries, AFC is engaged in a variety of other businesses, including The Golf Center at Kings Island (golf and tennis facility) in the Greater Cincinnati area; commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), Louisiana (Le Pavillon Hotel), Massachusetts (Chatham Bars Inn), Texas (Driskill Hotel) and apartments in Florida, Kentucky, Louisiana, Minnesota, Oklahoma, Pennsylvania, Texas and Wisconsin. These operations employ approximately 700 full-time employees.

   In March 1996, American Premier sold its interest in an independent pipeline common carrier of refined petroleum products for approximately $60 million in cash, net of transaction costs.

Investment Portfolio

   General.  A breakdown of AFG's December 31, 1996, investment portfolio by business segment follows (excluding investment in equity securities of investee corporations) (in millions).
                                                                       Total
                                             Carrying Value           Market
                                      P&C  Annuity  Other    Total     Value

Cash and short-term investments    $  190   $   84   $174  $   448   $   448
Bonds and redeemable preferred
  stocks                            4,165    5,689    132    9,986    10,023
Other stocks, options and
  warrants                            196       51     81      328       328
Loans receivable                      122      436     11      569       569(a)
Real estate and other investments     140       40     28      208       208(a)
                                   $4,813   $6,300   $426  $11,539   $11,576

(a)  Carrying value used since market values are not readily available.

   The following tables present the percentage distribution and yields of AFG's investment portfolio (excluding investment in equity securities of investee corporations) as reflected in its financial statements.

                                          1996   1995   1994   1993   1992
Cash and Short-term Investments            3.9%   4.9%   2.2%   2.3%   9.3%
Bonds and Redeemable Preferred Stocks:
 U.S. Government and Agencies              4.1    3.7    4.0    2.8    5.7
 State and Municipal                       1.0     .7     .8     .8     .6
 Public Utilities                          8.2    9.7    9.1    9.3    8.5
 Mortgage-Backed Securities               22.2   20.7   21.8   24.7   22.9
 Corporate and Other                      49.3   46.8   48.6   42.0   33.9
 Redeemable Preferred Stocks               0.5    1.0    1.4    1.3     .8
                                          85.3   82.6   85.7   80.9   72.4
 Net Unrealized Gains (Losses) on Bonds
   and Redeemable Preferred Stocks held
   Available for Sale                      1.1    2.7   (1.0)   1.8     .8
                                          86.4   85.3   84.7   82.7   73.2
Other Stocks, Options and Warrants         2.8    2.3    2.7    4.6    2.6
Loans Receivable                           4.9    5.6    8.4    8.5   12.9
Real Estate and Other Investments          2.0    1.9    2.0    1.9    2.0
                                         100.0% 100.0% 100.0% 100.0% 100.0%

Yield on Fixed Income Securities:
 Excluding realized gains and losses       7.9%   7.9%   8.1%   8.0%   8.8%
 Including realized gains and losses       7.7%   8.8%   8.1%   8.7%   9.8%

Yield on Stocks:
 Excluding realized gains and losses       5.8%   3.9%   5.1%   4.4%   6.4%
 Including realized gains and losses      15.1%   8.4%  35.4%  16.9%  15.5%

Yield on Investments (*):
 Excluding realized gains and losses       7.8%   7.9%   8.1%   7.9%   8.7%
 Including realized gains and losses       7.8%   8.8%   8.8%   9.0%  10.0%

(*)Excludes "Real Estate and Other Investments".

   Fixed Maturity Investments. Unlike many insurance groups which have portfolios that are invested heavily in tax-exempt bonds, AFG's bond portfolio is invested primarily in taxable bonds. The NAIC assigns quality ratings which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows AFG's bonds and redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 1996 (dollars in millions):

 NAIC                                 Amortized      Market Value
Rating Comparable S&P Rating               Cost        Amount   %

 1     AAA, AA, A                      $6,844.1     $ 6,944.8   69%
 2     BBB                              2,380.2       2,423.9   24
          Total investment grade        9,224.3       9,368.7   93
 3     BB                                 341.7         344.9    4
 4     B                                  280.6         296.7    3
 5     CCC, CC, C                           7.1           9.9    *
 6     D                                   -              2.5    *
          Total non-investment grade      629.4         654.0    7
          Total                        $9,853.7     $10,022.7  100%

_______________
(*) Less than 1%

   Risks inherent in connection with fixed income securities include loss upon default and market price volatility. Factors which can affect the market price of securities include: creditworthiness, changes in interest rates, the number of market makers and investors and defaults by major issuers of securities.

   AFG's primary investment objective for bonds and redeemable preferred stocks is to earn interest and dividend income rather than to realize capital gains. AFG invests in bonds and redeemable preferred stocks that have primarily short-term and intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates.

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

   Chiquita At December 31, 1996, AFG owned 24 million shares of Chiquita common stock representing 43% of its outstanding shares. The carrying value and market value of AFG's investment in Chiquita were approximately
$200 million and $306 million, respectively, at December 31, 1996. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. In addition to bananas, these products include other tropical fruit and fresh produce; fruit and vegetable juices and beverages; processed fruits and vegetables; salads; and edible oil-based consumer products.

   Citicasters    In September 1996, AFG sold its investment in Citicasters to
Jacor Communications for approximately $220 million in cash plus warrants to purchase Jacor common stock. Citicasters owned radio and television stations in major markets throughout the country.

   General Cable    In 1994, AFC sold its investment in General Cable common
stock to an unaffiliated company for $27.6 million in cash. General Cable was formed in 1992 to hold American Premier's wire and cable and heavy equipment manufacturing businesses.

Regulation

   AFG's insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed and prior approval of the applicable insurance regulatory authorities generally is required for any such transaction which may be deemed to be material or extraordinary. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 1997 from its insurance subsidiaries without seeking regulatory clearance is approximately $253 million.

   Changes in state insurance laws and regulations have the potential to materially affect the revenues and expenses of the insurance operations. The Company is unable to predict whether or when laws or regulations may be adopted or enacted in such states or what the impact of such developments would be on the future operations and revenues of its insurance businesses in such states.

   Prior to 1995, minimum premium rates for California workers' compensation insurance were determined by the California Commissioner based in part upon recommendations of the Workers' Compensation Insurance Rating Bureau of

California. In July 1993, California enacted legislation (the "Reform Legislation") effecting an immediate overall 7% reduction in workers' compensation insurance premium rates and replaced the workers' compensation insurance minimum rate law, effective January 1, 1995, with a procedure permitting insurers to use any rate within 30 days after its filing with the California Commissioner unless the rate is disapproved by the California Commissioner. Between December 1, 1993 and January 1, 1995, when the
"open rating" policy went into effect, the California Commissioner ordered additional rate decreases totaling more than 25%.

   Most states have created insurance guarantee associations to provide for the payment of claims of insurance companies that become insolvent. Annual assessments for AFG's insurance companies have not been material. In addition, many states have created "assigned risk" plans or similar arrangements to provide state mandated minimum levels of automobile liability coverage to drivers whose driving records or other relevant characteristics make it difficult for them to obtain insurance otherwise. Automobile insurers in those states are required to provide such coverage to a proportionate number of those drivers applying as assigned risks. Premium rates for assigned risk business are established by the regulators of the particular state plan and are frequently inadequate in relation to the risks insured, resulting in underwriting losses. Assigned risks accounted for approximately one-half of one percent of AFG's net written premiums in 1996.

   The NAIC is an organization which is comprised of the chief insurance regulator for each of the 50 states and the District of Columbia. In 1990, the NAIC began an accreditation program to ensure that states have adequate procedures in place for effective insurance regulation, especially with respect to financial solvency. The accreditation program requires that a state meet specific minimum standards in over 15 regulatory areas to be considered for accreditation. The accreditation program is an ongoing process and once accredited, a state must enact any new or modified standards approved by the NAIC within two years following adoption. As of December 31, 1996, the District of Columbia and 48 states were accredited including states which regulate AFG's largest insurance subsidiaries.

   The NAIC model law for Risk Based Capital applies to both life and property and casualty companies. The risk-based capital formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptably low expectation of becoming financially impaired. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer's total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called "mandatory control level". The risk-based capital formulas became effective in 1993 for life companies and in 1995 for property and casualty companies. At
December 31, 1996, the capital ratios of all AFG insurance companies substantially exceeded the risk-based capital requirements.

   In September 1996, the NAIC adopted a model investment law. The law will not be a requirement of the NAIC accreditation standards. However, each state may adopt all, any part, or none of the model investment law to regulate the investment policies of their insurance companies. At this time, it is not possible to determine the impact, if any, this will have on AFG's insurance subsidiaries.

                              ITEM 2

                            Properties

   Subsidiaries of AFG own several buildings in downtown Cincinnati. AFG and its affiliates occupy about three-fifths of the aggregate 600,000 square feet of commercial and office space.

   AFG's insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including GAI's and AAG's home offices in Cincinnati. Two of AAG's subsidiaries own home office buildings in Mobile, Alabama and Rapid City, South Dakota. These companies occupy approximately 70% of the 126,000 square feet and lease the remaining space to unaffiliated tenants.

                              ITEM 3

                         Legal Proceedings

   AFG and its subsidiaries are involved in various litigation, most of which arose in the ordinary course of business. Following American Eagle Group, Inc.'s March 22, 1997, announcement of a $39.9 million loss for its 1996 fourth quarter (which included significant reserve additions) and termination of negotiations toward a previously announced joint insurance underwriting arrangement, AFG decided to writedown its $35 million investment in American Eagle convertible preferred stock, effective December 31, 1996. AFG continues to evaluate alternatives with respect to its American Eagle investment. Except for the following, management believes that none of the litigation meets the threshold for disclosure under this Item.

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

   In January 1996, American Premier filed a petition for rehearing en banc, requesting all of the judges of the Third Circuit to review the three-judge panel's decision. That petition was denied in February 1996. In May 1996, the U.S. Supreme Court declined to hear American Premier's petition with respect to the bankruptcy bar issue, thereby permitting USX's lawsuits to proceed. American Premier and its outside counsel believe that American Premier has substantial defenses to these lawsuits, besides the bankruptcy bar issue, and should not suffer a material loss as a result of this litigation.

   American Premier is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), seeking to impose responsibility on American Premier for hazardous waste remediation costs at certain railroad sites formerly owned by PCTC and at certain other sites where hazardous waste allegedly generated by PCTC's railroad operations is present. It is difficult to estimate American Premier's liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, American Premier believes that its previously established loss accruals for potential pre-reorganization environmental liabilities at such sites are adequate to cover the probable amount of such liabilities, based on American Premier's estimates of remediation costs and related expenses at such sites and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to American Premier and are subject to future change as additional information becomes available.
American Premier intends to seek reimbursement from certain insurers for portions of whatever remediation costs it incurs.

   In terms of potential liability to American Premier, the company believes that the most significant such site is the railyard at Paoli, Pennsylvania ("Paoli Yard") which PCTC transferred to Consolidated Rail Corporation ("Conrail") in 1976. A Record of Decision issued by the U.S. Environmental Protection Agency in 1992 presented a final selected remedial action for clean-up of polychlorinated biphenyls ("PCB's") at Paoli Yard having an estimated cost of approximately $28 million. American Premier has accrued its portion of such estimated clean-up costs in its financial statements (in addition to other expenses) but has not accrued the entire amount because it believes it is probable that other parties, including Conrail, will be responsible for substantial percentages of the clean-up costs by virtue of their operation of electrified railroad cars at Paoli Yard that discharged PCB's at higher levels than discharged by cars operated by PCTC.

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

                             PART II

                              ITEM 5

Market for Registrant's Common Equity and Related Stockholder Matters

   AFG Common Stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol AFG. The information presented in the table below represents the high and low sales prices per share reported on the NYSE Composite Tape. For the first quarter of 1995, the prices listed represent those of American Premier.

                                1996                   1995
                           High      Low           High      Low

   First Quarter        $34 1/2   $29 3/4       $26 1/8   $22 7/8
   Second Quarter        32        28 1/2        26 1/4    23 1/4
   Third Quarter         33 1/4    28 5/8        32 1/8    25 1/4
   Fourth Quarter        38 7/8    31 1/4        30 5/8    27 3/4

   There were approximately 18,200 shareholders of record of AFG Common Stock at March 1, 1997. AFG's policy is to pay quarterly dividends on its Common Stock in amounts determined by its Board of Directors. In 1996 and 1995, AFG paid quarterly dividends of $.25 per share. The ability of AFG to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.

                              ITEM 6

                     Selected Financial Data

   The following table sets forth certain data for the periods indicated
     (dollars in millions, except per share data).

Earnings Statement Data:                 1996     1995     1994     1993     1992
Total Revenues                         $4,115   $3,630   $2,104   $2,721   $3,929
Earnings (Loss) From
  Continuing Operations
  Before Income Taxes                     353      247       44      262     (145)
Earnings (Loss) From:
  Continuing Operations                   262      190       19      225     (162)
  Extraordinary Items                     (29)       1      (17)      (5)      -
  Cumulative Effect of
    Accounting Change                      -        -        -        -        85
Net Earnings (Loss)                       233      191        2      220      (77)

Earnings (Loss) Per Common Share (a):
 Continuing Operations                  $4.31    $3.87    ($.24)   $7.01   ($6.66)
 Extraordinary Items                     (.47)     .01     (.59)    (.16)      -
 Cumulative Effect of
   Accounting Change                       -        -        -        -      3.02
 Net Earnings (Loss)                     3.84     3.88     (.83)    6.85    (3.64)

Cash Dividends Paid Per
  Share of Common Stock                 $1.00     $.75      (b)      (b)      (b)

Ratio of Earnings to
  Fixed Charges (c)                      4.22     2.60     1.69     2.62     2.15

Balance Sheet Data:
Total Assets                          $15,051  $14,954  $10,593  $10,077  $12,389
Long-term Debt:
  AFC (parent only)                       173      311      490      572      557
  APU (parent only)                       167      337       -        -       650
  Great American Holding Corp.             -        -       359      199      299
  Other Subsidiaries                      178      234      258      283      503
Minority Interest (d)                     494      314      106      109      813
Capital Subject to
  Mandatory Redemption                     -        -         3       49       28
Other Capital                           1,554    1,440      396      537      280

(a) The number of shares used for periods prior to April 1995, is the 28.3 million shares issued in exchange for AFC shares in the Mergers discussed in Note A.

(b) Prior to the Mergers, AFC's common stock was privately held by members of the Lindner family.  In 1995, American Premier declared and paid cash dividends per share of $.25 prior to the Mergers; it also declared cash dividends of $.91 in 1994,
    $.85 in 1993 and $.81 in 1992.  AFG declared two quarterly $.25 per share dividends subsequent to the Mergers in 1995.

(c) Fixed charges are computed on a "total enterprise" basis.  For purposes of calculating the ratios, "earnings" have been computed by adding to pretax earnings (excluding discontinued operations) the fixed charges and the minority interest in earnings of subsidiaries having fixed charges and deducting (adding) the undistributed equity in earnings (losses) of investees.  Fixed charges include interest (excluding interest on annuity benefits), amortization of debt discount and expense, preferred dividend and distribution requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor.

(d) Includes AFC preferred stock following the Mergers and trust originated preferred securities ("TOPrS") of subsidiaries issued in 1996.

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

   As discussed in Note A to the financial statements, financial statements for periods prior to the Mergers are those of AFC. The operations of American Premier are included in AFG's financial statements from the date of acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Ratios  From the date of the Mergers to the end of 1996, approximately
$1.1 billion of AFC and American Premier debt was retired or replaced with lower cost debt, resulting in a net reduction of aggregate debt by approximately 75%. Consequently, AFG's debt to total capital ratio at the parent holding company level improved from nearly 60% at the date of the Mergers to approximately 15% at December 31, 1996. These debt reductions and replacements will also reduce AFG's interest expense by over $100 million annually.

   AFG's ratio of earnings to fixed charges on a total enterprise basis was 4.22, 2.60 and 1.69 for the years ended December 31, 1996, 1995 and 1994, respectively. Assuming the Mergers and related transactions occurred at the beginning of each period, these ratios would have been 2.93 for 1995 and
2.07 for 1994.

   The National Association of Insurance Commissioners' model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 1996, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements.

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

   Prior to the Mergers, American Premier had substantial cash and short-term investments at the parent company level. Subsequent to the Mergers, AFC and two of its subsidiaries entered into separate credit agreements with American Premier. Funds borrowed from American Premier under these agreements were used for debt retirements, capital contributions to subsidiaries, and other corporate purposes. In addition, AFG and American Premier entered into a reciprocal credit agreement under which these companies make funds available to each other for general corporate purposes.

In December 1996, American Premier paid a dividend to AFG in the form of a $675 million note receivable from AFC under its credit agreement plus
$18.7 million of related accrued interest.  AFG then contributed
$450 million of the note (without accrued interest) to the capital of AFC. At the close of business on December 31, 1996, AFG contributed to AFC 81% of the common stock of American Premier.

   In September and October of 1996, three nationally recognized rating agencies issued or upgraded ratings on AFC, American Premier and AAG public debentures. All of the AFC and AAG senior debentures are now rated investment grade; the APU and AAG subordinated debentures are rated investment grade by two of the agencies. Generally, the upgrades reflect the expectation that AFG's consolidated debt to total capital will remain conservative and that coverage ratios will benefit from higher subsidiary earnings and a lower level of fixed charges at AFG's subsidiaries.

   Bank credit lines at several subsidiary holding companies provide ample liquidity and can be used to obtain funds for the operating subsidiaries or, if necessary, for the parent companies, AFC, American Premier and ultimately AFG. Agreements with the banks generally run for three to seven years and are renewed before maturity. While it is highly unlikely that all such amounts would ever be borrowed at one time, a maximum of $510 million is available under these bank facilities, $45 million of which was borrowed at December 31, 1996.

   In the past, funds have been borrowed under certain of these bank facilities and used for working capital, capital infusions into subsidiaries, and to retire other issues of short-term or high-rate debt. Also, AFG believes it may be prudent and advisable to borrow up to $200 million of bank debt in the normal course in order to retire public or privately held fixed rate obligations over the next year or two.

   In October 1996, a wholly-owned trust subsidiary of AFG issued four million units of 9-1/8% Trust Originated Preferred Securities ("TOPrS") for
$100 million in cash. The Trust then purchased $100 million of newly issued AFG 9-1/8% Subordinated Debentures due 2026, which, along with related interest and principal payments received, will be the only assets of the Trust. AFG used the proceeds to retire outstanding debt and preferred stock of subsidiaries and for general corporate purposes. In addition, in November 1996, a wholly-owned trust subsidiary of AAG issued $75 million of similar TOPrS. AAG used $50 million of the proceeds to retire bank debt and the remainder for general corporate purposes. Two nationally recognized rating agencies gave both TOPrS investment grade ratings. In March 1997, AAG raised an additional $75 million from a private offering of preferred securities similar to the TOPrS.

   In February 1997, AFG filed a shelf registration statement for the future issuance of up to an aggregate of $500 million in common stock, debt or trust securities, with no more than $200 million of any one security being issued. The filing provides AFG with greater flexibility to access the capital markets from time to time as market and other conditions permit.

   Dividend payments from subsidiaries have been very important to the liquidity and cash flow of the individual holding companies in the past. However, the reliance on such dividend payments has been lessened by the combination of (i) strong capital at AFG's insurance subsidiaries (and the related decreased likelihood of a need for investment in those companies),
(ii) the reductions of debt at the holding companies (and the related decrease in ongoing cash needs for interest and principal payments),
(iii) AFG's ability to obtain financing in capital markets, as well as
(iv) the sales of Citicasters and Buckeye Management Company ("Buckeye").

   For statutory accounting purposes, equity securities are generally carried at market value. At December 31, 1996, AFG's insurance companies owned publicly traded equity securities with a market value of $1.3 billion, including equity securities of AFG affiliates (including subsidiaries) of $1.0 billion. Since significant amounts of these are concentrated in a relatively small number of companies, decreases in the market prices could adversely affect the insurance group's capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in the market prices could have a favorable impact on the group's dividend-paying capability.

   AFC and American Premier have each filed consolidated tax returns. Under tax allocation agreements with AFC, its 80%-owned U.S. subsidiaries generally compute tax provisions as if filing separate returns based on book taxable income computed in accordance with generally accepted accounting principles. American Premier has tax allocation agreements with its U.S. insurance subsidiaries whereby such subsidiaries compute tax provisions based on taxable income in accordance with statutory accounting principles. In each case, the resulting provision (or credit) is currently payable to (or receivable from) AFC or American Premier. American Premier's federal income tax loss carryforward was available to offset taxable income and, as a result, American Premier's obligation to pay federal income tax for 1996 was substantially eliminated. Beginning with the 1997 federal tax return, American Premier will join AFC's consolidated return.

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

   Great American's liability for unpaid losses and loss adjustment expenses includes amounts for various liability coverages related to environmental and hazardous product claims. The insurance industry typically includes only claims relating to polluted waste sites and asbestos in defining environmental exposures, whereas Great American extends this definition to include claims relating to breast implants, repetitive stress on keyboards, DES (a drug used in pregnancies years ago alleged to cause cancer and birth defects), and other latent injuries. At December 31, 1996, Great American had recorded $343 million (net of reinsurance recoverables of $163 million) for environmental pollution and hazardous products claims on policies written many years ago where, in most cases, coverage was never intended. Due to inconsistent court decisions on many coverage issues and the difficulty in determining standards acceptable for cleaning up pollution sites, significant uncertainties exist which are not likely to be resolved in the near future.

   AFG's subsidiaries are parties in a number of proceedings relating to former operations. See Note M to the financial statements.

   While the results of all such uncertainties cannot be predicted, based upon its knowledge of the facts, circumstances and applicable laws, management believes that sufficient reserves have been provided.

Investments   Approximately 70% of AFG's consolidated assets are invested in marketable securities. A diverse portfolio of bonds and redeemable preferred stocks accounts for 95% of these securities. AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon long-term performance. AFG's goal is to maximize return on an ongoing basis rather than focusing on short-term performance.

   Fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 1996, the average life of AFG's bonds and redeemable preferred stocks was just over 6 years.

   Approximately 93% of the bonds and redeemable preferred stocks held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 1996. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

   Investments in mortgage-backed securities ("MBSs") represented approximately one-fourth of AFG's bonds and redeemable preferred stocks at December 31, 1996. AFG invests primarily in MBSs which have a reduced risk of prepayment.
Interest only (I/Os), principal only (P/Os) and other "high risk" MBSs represented approximately two percent of AFG's total mortgage-backed securities portfolio. In addition, the majority of MBSs held by AFG were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will minimize the effect of prepayments on earnings over the anticipated life of the MBS portfolio. More than 90% of AFG's MBSs are rated "AAA" with substantially all being of investment grade quality. The majority are collateralized by GNMA, FNMA and FHLMC single-family residential pass-through certificates. The market in which these securities trade is highly liquid. Aside from interest rate risk, AFG does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   Because most income of the property and casualty insurance subsidiaries has been sheltered from income taxes through 1996, non-taxable municipal bonds represent only a small portion (approximately 1%) of the portfolio.

   AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and industries in which they operate.

   The realization of capital gains, primarily through sales of equity securities, was an integral part of AFG's investment program. Individual securities are sold creating gains or losses as market opportunities exist. Pretax capital gains recognized upon disposition of securities, including investees, during the past five years have been: 1996 - $166 million;
1995 - $84 million; 1994 - $50 million; 1993 - $165 million and
1992 - $104 million. At December 31, 1996, the net unrealized gain on AFG's bonds and redeemable preferred stocks was $169 million; the net unrealized gain on equity securities was $185 million.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 1996

General As previously noted, financial statements for periods prior to the April 1995 Mergers are those of AFC. The operations of American Premier are included in AFG's financial statements from the date of acquisition. AFC had accounted for American Premier as an investee from the second quarter of 1993 through the first quarter of 1995. Accordingly, current year income statement components are not comparable to prior years.

   Pretax earnings before extraordinary items were $353 million in 1996, $247 million in 1995 and $44 million in 1994.

   Results for 1996 include $203 million in pretax gains primarily on the sales of Citicasters and Buckeye, reduced by a charge of $80 million resulting from a decision to strengthen insurance reserves relating to asbestos and other environmental matters ("A&E").

   In addition to the earnings contribution resulting from the Mergers, results for 1995 include $84 million in pretax gains on the sale of securities.

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

   While AFG desires and seeks to earn an underwriting profit on all of its business, it is not always possible to do so. As a result, AFG attempts to expand in the most profitable areas and control growth or even reduce its involvement in the least profitable ones.

   Comparisons made in the following discussion of AFG's insurance operations include American Premier's insurance operations even though they were not consolidated in the financial statements prior to the Mergers.

   Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                              1996    1995    1994
  Net Written Premiums (GAAP)
  NSA Group                                 $1,135  $1,277  $1,186
  Specialty Operations                         993   1,097   1,250
  Commercial and Personal Operations           660     717     683
  Other Lines                                  -         1       5
                                            $2,788  $3,092  $3,124

  Combined Ratios (GAAP)
  NSA Group                                   99.9%  105.2%  100.0%
  Specialty Operations                        84.1    94.8    97.2
  Commercial and Personal Operations         110.6    99.1    98.9
  Aggregate (including A&E and other lines)  102.9   101.2    99.4

   Operating results for 1996 were adversely impacted by two unusual items: (i) higher than normal catastrophe losses including approximately $30 million in losses due to Hurricane Fran and (ii) the strengthening of A&E reserves (exposures for which AFG may be liable under general liability policies written years ago). AFG increased A&E reserves of its discontinued insurance lines by $120 million by recording a third quarter, non-cash pretax charge of $80 million and reallocating $40 million in reserves from its Specialty Operations. A&E reserves at December 31, 1996, were approximately $343 million, an amount equal to approximately
10.5 times the preceding three years' average claim payments.

   In 1996, underwriting results of AFG's insurance operations significantly outperformed the industry average for the eleventh consecutive year. AFG's insurance operations have been able to exceed the industry's results by focusing on highly specialized niche products, supplemented by commercial lines coverages and personal automobile products.

   NSA Group The NSA Group has implemented premium rate increases in various states over the last three years. The higher rate levels along with competitive pressures in the nonstandard automobile insurance industry resulted in an 11% decline in net written premiums in 1996 and adversely impacted premium growth during 1995. These rate increases contributed to an improvement, however, in the combined ratio for 1996. The increase in the combined ratio for 1995 was due primarily to inadequate rate levels in certain markets and weather-related losses (principally from hailstorms in Texas) which more than offset a reduction in underwriting expenses due largely to cost control measures.

   Specialty Operations Net written premiums for the specialty operations declined 9% and 12% during 1996 and 1995, respectively, due primarily to a decrease in the California workers' compensation business in both years and withdrawal from an unprofitable pool at the end of 1995, partially offset by increases in other specialty niche lines. The decline in California workers' compensation premiums reflects (i) extremely competitive pricing in the marketplace as a result of the repeal of the California workers' compensation minimum rate law effective January 1, 1995 and (ii) the impact of mandatory premium rate reductions which took effect a year earlier.

   Excluding the impact of the decreases in the California workers' compensation business and the withdrawal from the voluntary pool, specialty net written premiums increased
$16 million (2%) in 1996. The increase is due in part to increases in specialized coverages for fidelity and surety bonds, executive liability, animal mortality and collateral protection exposures.

   The improvement in the combined ratio of the Specialty Lines for 1996 includes 4.1 percentage points attributable to a reallocation of loss reserves in connection with the strengthening of A&E reserves. Further improvement is attributable to (i) improved results in certain niche businesses, (ii) reductions in loss, loss adjustment expense and policyholder dividend reserves prompted by the fundamental changes in the California workers' compensation market and actuarial evaluations, and
(iii) losses in 1995 from participation in the voluntary pool.

   The combined ratio of the specialty operations in 1995 reflects improved results experienced in the crop hail and farm lines as well as coverages of U.S. operations of Japanese companies. The 1995 combined ratio also includes losses resulting from participation in a voluntary pool from which AFG withdrew.

   Commercial and Personal Operations Net written premiums for the commercial and personal operations decreased 8% in 1996. The decrease is due primarily to significant reductions in homeowners coverages in certain states as well as competitive pricing conditions in the commercial casualty market, partially offset by increases in writings of workers' compensation coverages. The profitability of the commercial and personal operations declined in 1996 due primarily to deterioration in personal lines operations as well as weather-related losses, including losses from Hurricane Fran.

   Net written premiums increased 5% in 1995 due primarily to increased writing of workers' compensation and commercial umbrella insurance. The profitability of both of these lines improved in 1995. These profitable results were offset by unfavorable results in the personal lines operations from weather-related losses, start-up costs related to a direct-to-consumer operation and deteriorating automobile loss experience.

Investment Income Changes in investment income reflect fluctuations in market rates and changes in average invested assets.

   1996 compared to 1995  Investment income increased
$96 million (13%) from 1995; adjusting for the effects of the Mergers retroactively to January 1, 1995, investment income increased $55 million (7%) from 1995 due primarily to an increase in the average amount of investments held.

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

   1996 compared to 1995 AFG's equity in net earnings of investee corporations decreased $32 million compared to 1995. Chiquita reported a decrease in operating income in 1996 of $92 million. Chiquita recorded writedowns and costs of $70 million resulting from (i) industry-wide flooding in Costa Rica, Guatemala and Honduras, (ii) certain strategic undertakings designed to achieve further long-term reductions in the delivered product cost of Chiquita bananas and (iii) certain claims relating to prior European Union quota restructuring actions. Aside from the effects described above, operating income from remaining core operations improved in 1996 primarily as a result of lower delivered product cost for bananas. This improvement in core operating results substantially offset the elimination of earnings from Chiquita's Costa Rican edible oils operations which were sold in December 1995.

   1995 compared to 1994 AFG's equity in net earnings of investee corporations increased $32 million in 1995. Chiquita reported a $105 million improvement in operating income primarily due to net gains from the sale of non-core assets, higher banana prices outside the European Union, the favorable effect of foreign exchange rates on European sales, and earnings improvements from other food products.

Gains on Sales of Investees The gains on sales of investees in 1996 represent pretax gains, before $6.5 million of minority interest, on the sale of Citicasters common stock. The gains on sales of investees in 1994 represent pretax gains on the sale of General Cable common stock.

Gains on Sales of Subsidiaries The gains on sales of subsidiaries in 1996 include a pretax gain of $33.9 million on the sale of Buckeye and the settlement of litigation related to a subsidiary sold in 1993.

Annuity Benefits For GAAP financial reporting purposes, annuity receipts are accounted for as interest-bearing deposits ("annuity benefits accumulated") rather than as revenues.
Under these contracts, policyholders' funds are credited with interest on a tax-deferred basis until withdrawn by the policyholder. Annuity benefits represent primarily interest related to annuity policyholders' funds held. The rate at which GALIC credits interest on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

   Annuity receipts totaled approximately $570 million in 1996, $460 million in 1995 and $440 million in 1994. Annuity receipts have increased over the last few years due to sales of newly introduced single premium products and, in 1995, the development of new distribution channels.

   Annuity benefits increased $17 million (7%) in 1996 and $13 million (5%) in 1995 primarily due to an increase in average annuity benefits accumulated.

Interest on Borrowed Money Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFG has generally financed its borrowings on a long-term basis which has resulted in higher current costs.

   1996 compared to 1995 Interest expense for 1996 was $76.1 million and interest expense for 1995, adjusted to reflect the effect of the Mergers retroactively to January 1, 1995, was $116.3 million. The $40 million (35%) decrease reflects significant debt retirements during both 1995 and 1996.

   1995 compared to 1994 Excluding $29 million attributable to American Premier, interest expense decreased by $22 million
(19%) due primarily to repayments of borrowings by AFC and certain subsidiaries and the AFC debt exchange in 1994.

Other Operating and General Expenses Operating and general expenses included the following (in millions):
                                           1996     1995     1994
  Minority interest                         $48      $33      $ 9
  Allowance for bad debts                    -        -        18
  Charge for California insurance reform
    measure                                  -        -        19

   Minority interest for periods subsequent to the Mergers includes AFC's quarterly preferred dividend requirement of $6.3 million.

Income Taxes See Note K to the Financial Statements for an analysis of items affecting AFG's effective tax rate.

                              ITEM 8

            Financial Statements and Supplementary Data


                                                         Page

Report of Independent Auditors                            F-1

Consolidated Balance Sheet:
   December 31, 1996 and 1995                             F-2

Consolidated Statement of Earnings:
   Years ended December 31, 1996, 1995 and 1994           F-3

Consolidated Statement of Cash Flows:
   Years ended December 31, 1996, 1995 and 1994           F-4

Notes to Consolidated Financial Statements                F-5


"Selected Quarterly Financial Data" has been included in Note N to the
Consolidated Financial Statements.


                              ITEM 9

    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


   AFG filed a report on Form 8-K on August 29, 1995, reporting a change in its independent auditors. The report is incorporated herein by reference.


                             PART III

   The information required by the following Items will be provided within 120 days after the end of Registrant's fiscal year.


   ITEM 10      Directors and Executive Officers of the Registrant


   ITEM 11      Executive Compensation


   ITEM 12      Security Ownership of Certain Beneficial Owners and Management


   ITEM 13      Certain Relationships and Related Transactions

                  REPORT OF INDEPENDENT AUDITORS


Board of Directors
American Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of American Financial Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Group, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                   ERNST & YOUNG LLP


Cincinnati, Ohio
March 25, 1997

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Thousands)

                                                               December 31,
                                                             1996          1995
             Assets
Cash and short-term investments                       $   448,296   $   544,408
Investments:
 Bonds and redeemable preferred stocks:
   Held to maturity - at amortized cost
    (market - $3,528,100 and $3,729,300)                3,491,126     3,588,943
   Available for sale - at market
    (amortized cost - $6,362,597 and $5,648,060)        6,494,597     5,949,260
 Other stocks - principally at market
   (cost - $142,364 and $136,944)                         327,664       252,244
 Investment in investee corporations                      199,651       306,545
 Loans receivable                                         568,765       631,408
 Real estate and other investments                        208,765       220,135
     Total investments                                 11,290,568    10,948,535

Recoverables from reinsurers and prepaid
 reinsurance premiums                                     942,450       923,080
Agents' balances and premiums receivable                  609,403       703,274
Deferred acquisition costs                                452,041       419,919
Other receivables                                         272,595       270,263
Deferred tax asset                                        137,284       200,392
Assets held in separate accounts                          247,579       238,524
Prepaid expenses, deferred charges and other assets       372,321       391,339
Cost in excess of net assets acquired                     278,581       314,136

                                                      $15,051,118   $14,953,870

    Liabilities and Capital
Unpaid losses and loss adjustment expenses            $ 4,123,701   $ 4,096,703
Unearned premiums                                       1,247,806     1,294,054
Annuity benefits accumulated                            5,365,612     5,051,959
Life, accident and health reserves                        575,380       538,274
Long-term debt:
 Direct obligations of AFG Parent Company                    -             -
 Obligations of AFG subsidiaries:
   American Financial Corporation (parent only)           172,809       311,202
   American Premier Underwriters (parent only)            166,695       337,334
   American Annuity Group                                 114,900       167,734
   Other subsidiaries                                      63,515        65,793
Liabilities related to separate accounts                  247,579       238,524
Accounts payable, accrued expenses and other
 liabilities                                              924,244     1,097,766
     Total liabilities                                 13,002,241    13,199,343

Minority interest                                         494,440       314,390

Shareholders' Equity:
 Common Stock, $1 par value
   - 200,000,000 shares authorized
   - 61,071,626 and 60,139,303 shares outstanding          61,072        60,139
 Capital surplus                                          745,649       741,355
 Retained earnings                                        559,716       387,143
 Net unrealized gain on marketable securities,
   net of deferred income taxes                           188,000       251,500
     Total shareholders' equity                         1,554,437     1,440,137
                                                      $15,051,118   $14,953,870


See notes to consolidated financial statements.

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF EARNINGS
                (In Thousands, Except Per Share Data)

                                                       Year ended December 31,
                                                    1996         1995         1994
Income:
  Property and casualty insurance premiums    $2,844,512   $2,648,703   $1,378,628
  Life, accident and health premiums             103,552       15,691        2,231
  Investment income                              846,428      750,640      582,931
  Realized gains (losses) on sales
    of securities                                 (3,470)      84,028       48,342
  Equity in net earnings (losses) of
  investee corporations                          (16,955)      15,237      (16,573)
  Gains on sales of investee corporations        169,138          335        1,694
  Gains on sales of subsidiaries                  36,837         -            -
  Other income                                   135,355      114,975      107,051
                                               4,115,397    3,629,609    2,104,304

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expense         2,131,421    1,977,395      986,996
    Commissions and other underwriting
      expenses                                   793,800      707,340      428,590
  Annuity benefits                               271,821      254,650      241,811
  Life, accident and health benefits              92,315       13,202        1,524
  Interest charges on borrowed money              76,052      122,568      115,162
  Book Value Incentive Plan                         -            -          34,740
  Other operating and general expenses           396,744      307,535      251,913
                                               3,762,153    3,382,690    2,060,736
Earnings before income taxes and
  extraordinary items                            353,244      246,919       43,568
Provision for income taxes                        91,277       56,489       24,650

Earnings before extraordinary items              261,967      190,430       18,918

Extraordinary items - gain (loss) on
  prepayment of debt                             (28,667)         817      (16,818)

Net Earnings                                  $  233,300   $  191,247   $    2,100

Preferred dividend requirement of
  predecessor company                               -           6,349       25,709

Net earnings (loss) available to
  Common Shares                               $  233,300   $  184,898  ($   23,609)

Earnings (loss) per Common Share:
  Before extraordinary items                       $4.31        $3.87        ($.24)
  Extraordinary items                               (.47)         .01         (.59)
  Net earnings (loss)                              $3.84        $3.88        ($.83)

Average number of Common Shares                   60,801       47,620       28,324

See notes to consolidated financial statements.

              AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Thousands)

                                                              Year ended December 31,
                                                           1996         1995         1994
Operating Activities:
  Net earnings                                       $  233,300   $  191,247   $    2,100
  Adjustments:
    Extraordinary items                                  28,667         (817)      16,818
    Depreciation and amortization                        79,425       47,760       30,729
    Annuity benefits                                    271,821      254,650      241,811
    Equity in net (earnings) losses of investee
      corporations                                       16,955      (15,237)      16,573
    Changes in reserves on assets                         5,656        2,302       17,094
    Realized gains on investing activities             (198,676)     (84,995)     (59,609)
    Decrease (increase) in reinsurance and other
      receivables                                        96,387       23,192     (223,113)
    Decrease (increase) in other assets                  23,541      (11,503)     (96,596)
    Increase in insurance claims and reserves             9,171      137,180      345,542
    Increase (decrease) in other liabilities           (212,720)    (247,938)      67,799
    Increase in minority interest                        18,206        7,877        6,773
    Dividends from investees                              4,799        9,568       21,567
    Other, net                                           (3,552)        (673)      (1,488)
                                                        372,980      312,613      386,000
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                       (2,128,553)  (2,378,427)  (1,726,318)
    Equity securities                                   (10,528)      (1,034)      (7,315)
    Investees and subsidiaries                             -         (68,591)     (29,306)
    Real estate, property and equipment                 (38,035)     (42,579)     (27,185)
  Maturities and redemptions of fixed maturity
    investments                                         617,272      309,581      420,945
  Sales of:
    Fixed maturity investments                          881,114    2,310,837      694,947
    Equity securities                                    53,195       17,379      127,181
    Investees and subsidiaries                          284,277         -          27,621
    Real estate, property and equipment                   7,981       27,759        6,151
  Cash and short-term investments of acquired
    (former) subsidiaries                                (4,589)     392,100         -
  Decrease (increase) in other investments                  315      (11,466)      (5,571)
                                                       (337,551)     555,559     (518,850)

Financing Activities:
  Annuity receipts                                      573,741      457,525      442,703
  Annuity payments                                     (517,881)    (412,854)    (321,038)
  Additional long-term borrowings                       288,775      337,076      244,311
  Reductions of long-term debt                         (582,288)  (1,061,187)    (193,481)
  Issuances of common stock                              26,296      211,557         -
  Repurchases of common stock                            (8,563)         (17)        -
  Issuances of trust originated preferred securities    168,876         -            -
  Issuance of subsidiary preferred stock                 16,800         -            -
  Repurchases of subsidiary preferred stock             (36,912)        -          (6,738)
  Cash dividends paid                                   (60,385)     (27,199)     (29,522)
                                                       (131,541)    (495,099)     136,235
Net Increase (Decrease) in Cash and Short-term
  Investments                                           (96,112)     373,073        3,385
Cash and short-term investments at beginning of
  period                                                544,408      171,335      167,950

Cash and short-term investments at end of period     $  448,296   $  544,408   $  171,335


See notes to consolidated financial statements.

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            INDEX TO NOTES

   A. Mergers                                 I. Minority Interest
   B. Accounting Policies                     J. Capital Stock
   C. Acquisitions and Sales of Subsidiaries  K. Income Taxes
       and Investees                          L. Extraordinary Items
   D. Segments of Operations                  M. Commitments and Contingencies
   E. Investments                             N. Quarterly Operating Results
   F. Investment in Investee Corporations     O. Insurance
   G. Cost in Excess of Net Assets Acquired   P. Additional Information
   H. Long-Term Debt                          Q. Subsequent Event


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

            AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

     Reinsurance In the normal course of business, AFG's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering reinsurance ceded, AFG's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsurance policies. AFG's insurance subsidiaries report as assets (a) the

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. AFG's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding reinsurers.

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

   Annuity Benefits Accumulated Annuity receipts and benefit payments are recorded as increases or decreases in "annuity benefits accumulated" rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.

   Life, Accident and Health Reserves Liabilities for future policy benefits under traditional ordinary life, accident and health policies are computed using a net level premium method. Computations are based on anticipated investment yield (primarily 7%), mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves are modified as necessary to reflect actual experience and developing trends.

   Assets Held In and Liabilities Related to Separate Accounts Investment annuity deposits and related liabilities represent primarily deposits maintained by several banks under a previously offered tax-deferred annuity program. AAG receives an annual fee from each bank for sponsoring the program; if depositors elect to purchase an annuity from AAG, funds are transferred to AAG.

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

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

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

   Income Taxes AFC and American Premier have each filed consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. Because voting rights aggregating 21% were extended to holders of AFC Series F and G Preferred Stock in connection with the Mergers, AFC filed a separate consolidated return for 1995 and will again for 1996. AFG (parent) is included in American Premier's consolidated return for those years. At the close of business on December 31, 1996, AFG contributed 81% of the common stock of American Premier to AFC. Accordingly, AFC and American Premier will file a consolidated return for 1997 and AFG (parent) will file a separate return.

   Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

   Benefit Plans AFG provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans. Contributions to benefit plans are charged against earnings in the year for which they are declared. Both AFC and American Premier had Employee Stock Ownership Retirement Plans ("ESORP") which were noncontributory, qualified plans invested in securities of AFG and affiliates for the benefit of their employees. In 1997, these ESORP plans were combined into a new plan.

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

   In connection with the Mergers, full vesting was granted to holders of units under AFC's Book Value Incentive Plan and the plan was terminated. Cash payments, which were made in April 1995 to holders of the units, were accrued at December 31, 1994.

   Minority Interest For balance sheet purposes, minority interest represents the interests of noncontrolling shareholders in AFG subsidiaries, including AFC preferred stock and trust originated preferred securities ("TOPrS") issued by trust subsidiaries of AFG. For income statement purposes, minority interest expense (included in "Other operating and general expenses") represents those shareholders' interest in the earnings of AFG subsidiaries as well as AFC preferred dividends following the Mergers and accrued distributions on the TOPrS.

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

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

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

   Fair Value of Financial Instruments Methods and assumptions used in estimating fair values are described in Note P to the financial statements. These fair values represent point-in-time estimates of value that might not be particularly relevant in predicting AFG's future earnings or cash flows.

C. Acquisitions and Sales of Subsidiaries and Investees

   Citicasters In September 1996, AFG sold its investment in Citicasters to Jacor Communications for approximately $220 million in cash plus warrants to purchase Jacor common stock. AFG realized a pretax gain of approximately $169 million, before minority interest of $6.5 million, on the sale. In 1994, AFEI purchased approximately 10% of Citicasters common stock from an unaffiliated company for $23.9 million in cash.

   Buckeye In March 1996, AFG sold Buckeye Management Company to Buckeye's management (including an AFG director who resigned in March 1996) and employees for $60 million in cash, net of transaction costs. AFG recognized a $33.9 million pretax gain on the sale. In connection with the sale, the AFG director converted his AFG convertible preferred stock into 446,799 shares of AFG Common Stock and sold such shares in the open market.

   General Cable In 1994, AFC sold its investment in General Cable common stock to an unaffiliated company for $27.6 million in cash. AFC realized a $1.7 million pretax gain on the sale (excluding its share of American Premier's loss on its sale of General Cable securities).

D. Segments of Operations AFG operates its property and casualty insurance business in three major segments: nonstandard automobile, specialty lines, and commercial and personal lines. AFG's annuity and life business primarily sells tax-deferred annuities to employees of primary and secondary educational institutions and hospitals. These insurance businesses operate throughout the United States. In addition, AFG has owned significant portions of the voting equity securities of certain companies (investee corporations - see Note F).

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

                                                   1996          1995          1994
   Assets
   Property and casualty insurance (a)      $ 7,116,088   $ 7,443,115   $ 4,576,591
   Annuities and life                         7,009,127     6,600,377     5,078,928
   Other                                        726,252       603,833       104,495
                                             14,851,467    14,647,325     9,760,014
   Investment in investee corporations          199,651       306,545       832,637

                                            $15,051,118   $14,953,870   $10,592,651
   Revenues (b)
   Property and casualty insurance:
     Premiums earned:
       Nonstandard automobile               $ 1,183,098   $   954,210   $    24,974
       Specialty lines                          976,150       995,528       698,365
       Commercial and personal lines            684,776       697,512       648,222
       Other lines                                  488         1,453         7,067
                                              2,844,512     2,648,703     1,378,628
     Investment and other income                500,897       465,998       314,731
                                              3,345,409     3,114,701     1,693,359
   Annuities and life (c)                       585,079       444,082       379,534
   Other                                        201,864        55,589        47,984
                                              4,132,352     3,614,372     2,120,877
   Equity in net earnings (losses)
     of investee corporations                   (16,955)       15,237       (16,573)

                                            $ 4,115,397   $ 3,629,609   $ 2,104,304
   Operating Profit (Loss)
   Property and casualty insurance:
     Underwriting:
       Nonstandard automobile               $     1,015  ($    60,316) ($     3,080)
       Specialty lines                          154,329        50,690       (12,598)
       Commercial and personal lines            (72,513)        5,315         7,087
       Other lines (d)                         (163,540)      (31,721)      (24,914)
                                                (80,709)      (36,032)      (33,505)
     Investment and other income                392,250       370,579       199,292
                                                311,541       334,547       165,787
   Annuities and life                            77,119        79,579        58,748
   Other (e)                                    (18,461)     (182,444)     (164,394)
                                                370,199       231,682        60,141
   Equity in net earnings (losses) of
     investee corporations                      (16,955)       15,237       (16,573)

                                            $   353,244   $   246,919   $    43,568

    (a)  Not allocable to segments.
    (b) Revenues include sales of products and services as well as other income earned by the respective segments.
    (c)  Represents primarily investment income.
    (d) Represents primarily losses related to asbestos and other environmental matters ("A&E").
    (e)  Includes holding company expenses.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

E. Investments    Bonds, redeemable preferred stocks and other stocks at
   December 31, consisted of the following (in millions):

                                                                              1996
                                              Held to Maturity                               Available for Sale
                                   Amortized     Market      Gross Unrealized      Amortized      Market     Gross Unrealized
                                        Cost      Value      Gains     Losses           Cost       Value     Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
      and government agencies
      and authorities               $     -     $      -      $  -    $  -         $   472.2    $  475.7     $  7.3   ($ 3.8)
     States, municipalities and
      political subdivisions            80.0         79.9       1.1    (1.2)            39.6        39.7         .5      (.4)
     Foreign government                  8.5          9.0        .5      -              94.5        94.3         .8     (1.0)
     Public utilities                  501.4        501.4       6.4    (6.4)           443.8       453.6       13.1     (3.3)
     Mortgage-backed securities        935.9        949.0      18.8    (5.7)         1,626.3     1,637.9       28.1    (16.5)
     All other corporate             1,965.3      1,988.8      34.8   (11.3)         3,624.4     3,733.0      122.2    (13.6)
     Redeemable preferred stocks          -            -         -       -              61.8        60.4        1.5     (2.9)
                                    $3,491.1     $3,528.1     $61.6  ($24.6)        $6,362.6    $6,494.6     $173.5   ($41.5)

   Other stocks                                                                     $  142.4    $  327.7     $191.6   ($ 6.3)

                                                                              1995
                                              Held to Maturity                               Available for Sale
                                   Amortized     Market      Gross Unrealized      Amortized      Market     Gross Unrealized
                                        Cost      Value      Gains     Losses           Cost       Value     Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
       and government agencies
       and authorities              $     -     $     -      $   -    $   -         $  413.9     $  431.3     $ 17.5  ($  .1)
     States, municipalities and
       political subdivisions           55.0         56.6       1.7      (.1)           20.6         20.3         .3     (.6)
     Foreign government                 13.1         12.8       1.0     (1.3)           87.5         89.9        2.4      -
     Public utilities                  528.8        545.3      17.7     (1.2)          561.3        591.0       32.3    (2.6)
     Mortgage-backed securities        945.7        980.3      35.3      (.7)        1,373.2      1,407.8       40.7    (6.1)
     All other corporate             2,042.1      2,129.8      87.8      (.1)        3,087.1      3,304.3      219.8    (2.6)
     Redeemable preferred stocks         4.2          4.5        .3       -            104.5        104.7        1.9    (1.7)
                                    $3,588.9     $3,729.3    $143.8  ($  3.4)       $5,648.1     $5,949.3     $314.9  ($13.7)

   Other stocks                                                                     $  136.9     $  252.2     $115.9  ($  .6)

   The table below sets forth the scheduled maturities of bonds and redeemable preferred stocks based on carrying value as of December 31, 1996. Data based on market value is generally the same. Mortgage-backed securities had an average life of approximately 7.5 years at December 31, 1996.

                                                  Held to Available
              Maturity                           Maturity  for Sale
            One year or less                         6%        2%
            After one year through five years       27        17
            After five years through ten years      36        41
            After ten years                          4        15
                                                    73        75
            Mortgage-backed securities              27        25
                                                   100%      100%

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

   Realized gains (losses) and changes in unrealized appreciation
   (depreciation) on fixed maturity and equity security investments are summarized as follows (in thousands):

                              Fixed     Equity      Tax
                         Maturities Securities  Effects        Total
     1996
     Realized             ($ 16,545)   $13,075  $ 8,199     $  4,729
     Change in Unrealized  (272,583)    70,000   70,904     (131,679)

     1995
     Realized                77,963      6,065  (13,915)      70,113
     Change in Unrealized   810,690     43,700 (288,001)     566,389

     1994
     Realized                (1,107)   49,449        30       48,372
     Change in Unrealized  (673,001)  (60,500)  256,725     (476,776)

   Transactions in fixed maturity investments included in the Statement of Cash Flows consisted of the following (in millions):

                                    Maturities
                                           and              Gross   Gross
                         Purchases Redemptions     Sales    Gains  Losses
     1996
     Held to Maturity     $  202.8      $332.5  $    9.3    $ 2.4  ($ 1.2)
     Available for Sale    1,925.8       284.8     871.8     29.6   (47.3)
          Total           $2,128.6      $617.3  $  881.1    $32.0  ($48.5)

     1995
     Held to Maturity     $  774.8      $176.3  $   12.9    $ 1.9  ($ 2.3)
     Available for Sale    1,603.6       133.3   2,297.9     88.0    (9.6)
          Total           $2,378.4      $309.6  $2,310.8    $89.9  ($11.9)

     1994
     Held to Maturity     $1,090.0      $216.0  $    8.0    $ 3.3  ($ 2.5)
     Available for Sale      636.3       204.9     686.9      9.4   (11.3)
          Total           $1,726.3      $420.9  $  694.9    $12.7  ($13.8)

   Securities classified as "held to maturity" having an amortized cost of $9.5 million, $14.7 million and $8.7 million were sold for a loss of $159,000, $1.8 million and $712,000 in 1996, 1995 and 1994, respectively, due to significant deterioration in the issuers' creditworthiness.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

F. Investment in Investee Corporations The companies in the following table are subject to the rules and regulations of the SEC. The market value of the investments was approximately $306 million and $509 million at December 31, 1996 and 1995, respectively. AFG's investment (and common stock ownership percentage) and equity in net earnings and losses of investees are stated below (dollars in thousands):

                        Investment (Ownership %)         Equity in Net Earnings (Losses)
                        12/31/96        12/31/95             1996      1995        1994
   Chiquita (a)         $199,651 (43%)  $232,466 (44%)   ($18,415)   $ 3,628   ($26,670)
   Citicasters (b)          -             74,079 (38%)      1,460      4,702      8,950
   American Premier(c)      -               -                -         6,907      1,147

                        $199,651        $306,545         ($16,955)   $15,237   ($16,573)

   (a) Equity in net earnings (losses) excludes AFG's share of extraordinary losses.
   (b) Sold in September 1996.
   (c) Became a 100%-owned subsidiary on April 3, 1995.

   Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. Citicasters owned and operated radio and television stations in major markets throughout the country.

   Summarized financial information for Chiquita at December 31, is shown below (in millions). See "Investee Corporations" in Management's Discussion and Analysis.

                                           Chiquita Brands International, Inc.
                                                   1996    1995     1994

      Current Assets                             $  844  $  877
      Non-current Assets                          1,623   1,747
      Current Liabilities                           464     510
      Non-current Liabilities                     1,279   1,442
      Shareholders' Equity                          724     672

      Net Sales of Continuing Operations         $2,435  $2,566  $2,506
      Operating Income                               84     176      71
      Income (Loss) from Continuing Operations      (28)     28     (84)
      Discontinued Operations                        -      (11)     35
      Extraordinary Loss from Debt Refinancings     (23)     (8)    (23)
      Net Income (Loss)                             (51)      9     (72)

G. Cost in Excess of Net Assets Acquired  At December 31, 1996 and
   1995, accumulated amortization of the excess of cost over net assets of purchased subsidiaries amounted to approximately $121 million and $110 million, respectively. Amortization expense was $10.8 million in 1996, $9.2 million in 1995 and $6.1 million in 1994.

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

H. Long-Term Debt Long-term debt consisted of the following at December 31, (in thousands):

                                                              1996       1995
   American Financial Corporation (Parent Company):
     9-3/4% Debentures due April 2004, less discount
       of $1,146 and $1,249 (imputed rate - 9.8%)         $164,368   $302,510
     Other                                                   8,441      8,692

                                                          $172,809   $311,202

   American Premier Underwriters, Inc. (Parent Company):
     9-3/4% Subordinated Notes due August 1999,
      including premium of $1,912 and $4,403
      (imputed rate - 8.8%)                               $ 93,604   $161,531
     10-5/8% Subordinated Notes due April 2000,
      including premium of $2,629 and $7,210
      (imputed rate - 8.8%)                                 54,595    120,222
     10-7/8% Subordinated Notes due May 2011,
      including premium of $1,642 and $5,082
      (imputed rate - 9.6%)                                 18,496     55,581

                                                          $166,695   $337,334
   American Annuity Group, Inc.:
     Notes payable to banks due September 1999            $ 44,700   $ 20,500
     9-1/2% Senior Notes due August 2001                    40,845     41,490
     11-1/8% Senior Subordinated Notes due February 2003    24,080    101,443
     Other                                                   5,275      4,301

                                                          $114,900   $167,734

   Other Subsidiaries:
     Notes payable secured by real estate                 $ 52,543   $ 53,066
     Other                                                  10,972     12,727

                                                          $ 63,515   $ 65,793

   At December 31, 1996, sinking fund and other scheduled principal payments on debt for the subsequent five years were as follows (in thousands):

                            American
                     AFC     Premier
                 (Parent)   (Parent)      Other         Total
      1997        $5,616    $   -       $ 2,533      $  8,149
      1998           -          -         2,846         2,846
      1999           -       91,692      47,137       138,829
      2000           -       51,966       8,735        60,701
      2001           -          -        42,304        42,304

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

   Great American Holding Corporation ("GAHC"), a wholly-owned subsidiary of AFC, and Pennsylvania Company ("Pennco"), a wholly-owned subsidiary of American Premier, have revolving loan agreements with groups of banks under which they can borrow up to $300 million and $75 million, respectively. Borrowings bear interest at floating rates based on prime or LIBOR and are collateralized by certain stock of operating subsidiaries. Each facility is guaranteed by the respective immediate parent company. At December 31, 1996 and 1995, there were no outstanding borrowings under either of these credit lines.

   AAG and AFEI have revolving credit agreements with banks under which they can borrow up to $115 million and $20 million, respectively. Borrowings bear interest at floating rates based on prime or LIBOR and are collateralized. At December 31, 1996 and 1995, there were no outstanding borrowings under the AFEI credit line.

   During 1995, AFC redeemed $279 million of its various debentures, repaid $187 million of GAHC's bank debt, and redeemed $200 million of GAHC's Notes. Also during 1995, AFC sold an aggregate of $100 million of its 9-3/4% debentures due in 2004 for cash. During 1996, AFC repurchased $138.2 million of its 9-3/4% debentures for $147.9 million in cash.

   As the result of the Mergers and a subsequent ratings downgrade, holders of American Premier's Notes had the right to "put" their Notes to American Premier at face amount. Approximately $44 million of the Notes were tendered under the put right in 1995. In addition, American Premier repurchased
   $136 million of the Notes during 1995 for $142.7 million in cash.

   In a December 1996 tender offer, American Premier retired $95.3 million of its Notes for $105.6 million. In addition, American Premier repurchased $64.8 million of its Notes for $71.6 million in cash during 1996.

   During 1995, AAG repurchased $4.9 million of its Notes for $5.0 million in cash. During 1996, AAG repurchased $78 million of its Notes for $84.2 million in cash.

   Cash interest payments of $75 million, $137 million and $115 million were made on long-term debt in 1996, 1995 and 1994, respectively.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

I. Minority Interest Included in minority interest in AFG's balance sheet are TOPrS and AFC's preferred stock.

   Trust Originated Preferred Securities In October 1996, a wholly-owned subsidiary trust of AFG issued 4 million units of 9-1/8% TOPrS for $100 million cash. The Trust then purchased $100 million of newly issued AFG 9-1/8% Subordinated Debentures due 2026, which, along with related interest and principal payments received, will be the only assets of the Trust. Holders of the TOPrS are entitled to quarterly cash distributions of $.57 per unit; payment dates and amounts for the TOPrS correspond to those on the Subordinated Debentures. The TOPrS are mandatorily redeemable upon maturity or redemption of the Subordinated Debentures. The Subordinated Debentures are redeemable by AFG on or after October 22, 2001. AFG effectively provides an unconditional guarantee of the Trust's obligations under the TOPrS.

   In November 1996, a wholly-owned subsidiary trust of AAG issued $75 million of similar TOPrS. The related 9-1/4% Subordinated Debentures of the AAG subsidiary are due in 2026 and are redeemable on or after November 7, 2001.

   AFC Preferred Stock At December 31, 1996, AFC's Preferred Stock was voting, cumulative, and consisted of the following:

      Series F, $1 par value; $20.00 liquidating value per share; annual dividends per share $1.80; nonredeemable after 1996; 11,900,725 and 13,744,754 shares (stated value $145.4 million and $167.9 million) outstanding at December 31, 1996 and 1995, respectively.

      Series G, $1 par value; annual dividends per share $1.05;
      redeemable at $10.50 per share; 1,964,158 and 364,158 shares (stated value $17.4 million and $600,000) outstanding at December 31, 1996 and 1995, respectively.

   In December 1996, AFC redeemed 1.6 million shares of its Series
   F Preferred Stock for $31.9 million and, in October, AFC purchased 250,000 shares of Series F from AFC's ESORP for $5.0 million. In December 1996, AFC issued 1.6 million shares of its Series G Preferred Stock to AFC's ESORP for $16.8 million.

   During 1995 and 1994, AFC retired issues of its mandatorily redeemable preferred stock for an aggregate of $2.9 million and $6.6 million, respectively.

J. Capital Stock  In connection with the Mergers discussed in Note A,
   AFG issued 51.3 million shares (net of 18.7 million shares held by AFC and its subsidiaries, which are shown herein as retired) of Common Stock on April 3, 1995. During 1995, AFG sold 7.4 million newly issued shares of its Common Stock for an aggregate of $202.8 million cash in connection with (i) exercises of Stock Options,
   (ii) issuances under AFG's new Dividend Reinvestment Plan and its Employee Stock Purchase Plan, and (iii) sales to the AFC ESORP and in a public offering.

   At December 31, 1996, there were 61,071,626 shares of AFG Common Stock outstanding, including 1,371,802 shares held by American
   Premier for distribution to certain creditors and other claimants pursuant to a plan of reorganization relating to American Premier's predecessor.

   AFG is authorized to issue 12.5 million shares of Voting
   Preferred Stock and 12.5 million shares of Nonvoting Preferred
   Stock, each without par value.  At December 31, 1995, AFG had
   212,698 shares of convertible

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES preferred stock outstanding with a stated value of $469,000
   (included in Capital Surplus, net of related notes receivable). These shares were converted into 446,799 shares of AFG Common
   Stock in March 1996.

   A progression of AFG's Shareholders' Equity is as follows (dollars in thousands):

                                                           Common Stock
                                              Common        and Capital       Retained
                                              Shares(*)         Surplus       Earnings       Unrealized
   Balance at December 31, 1993              18,971,217            $904       $210,846       $156,900

   Net earnings                                    -               -             2,100           -
   Change in unrealized                            -               -              -          (153,400)
   Purchase of Preferred Stock                     -               -               (56)          -
   Dividends on:
    Preferred Stock                                -               -           (25,728)          -
    Common Stock                                   -               -            (3,794)          -
   Decrease in capital subject to put
     option                                        -               -             7,225           -
   Transfer from capital subject
     to put option                                 -               -            32,502           -
   Balance at December 31, 1994              18,971,217             904        223,095          3,500

   Dividends on AFC Preferred Stock                -               -              (191)          -
   Exercise of AFC stock options                762,500           8,721           -              -
   Restatement of AFC equity in
     terms of AFG Common Stock                8,590,159            -              -              -
   Shares issued in Mergers to
     holders of APU Common Stock             24,376,667         588,492           -              -
   Net earnings                                    -               -           191,247           -
   Change in unrealized                            -               -              -           248,000
   Dividends on Common Stock                       -               -           (27,008)          -
   Shares issued:
     Exercise of stock options                  883,974          18,875           -              -
     Dividend reinvestment plan                 200,381           5,859           -              -
     Employee stock purchase plan                32,972             918           -              -
     Public offering                          4,600,000         127,180           -              -
     Sale to AFC ESORP                        1,703,000          50,004           -              -
     Employee gift shares                        19,050             494           -              -
   Shares repurchased                              (617)            (17)          -              -
   Change in foreign currency translation          -                 64           -              -
   Balance at December 31, 1995              60,139,303         801,494        387,143        251,500

   Net earnings                                    -               -           233,300           -
   Change in unrealized                            -               -              -           (63,500)
   Dividends on Common Stock                       -               -           (60,727)          -
   Shares issued:
     Exercise of stock options                  664,639          14,837           -              -
     Dividend reinvestment plan                  10,491             342           -              -
     Employee stock purchase plan                81,041           2,551           -              -
     Employee stock bonus                         4,300             131           -              -
     Directors fees paid in common shares         1,299              46           -              -
     Conversion of Preferred Stock              446,799           8,908           -              -
   Shares repurchased                          (276,246)         (8,563)          -              -
   Retirement of AFC Preferred Stock               -            (14,388)          -              -
   Change in foreign currency translation          -              1,363           -              -
   Balance at December 31, 1996              61,071,626        $806,721       $559,716       $188,000


   (*) Prior to the Mergers, Carl H. Lindner and certain members of the Lindner family owned all of the outstanding common stock of AFC.

   Stock Options At December 31, 1996, there were 5.4 million shares of AFG Common Stock reserved for issuance under AFG's Stock Option Plan. Under the Stock Option Plan, the exercise price of each option equals the market price of AFG Common Stock at the date of grant. Options become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are generally fully exercisable upon grant. All options expire ten years after the date of grant. No compensation cost has been recognized for stock option grants. Had compensation cost been determined for stock option awards based on the fair values at grant dates consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, AFG's net income and earnings per share would not have been materially different from amounts reported.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   Data for AFG's Stock Option Plan is presented below:

                                           1996                     1995
                                                 Average                Average
                                                Exercise               Exercise
                                        Shares     Price      Shares      Price
   Outstanding at beginning of year  3,939,986    $25.72   2,931,948     $22.88

    Granted                             75,000    $32.47   2,142,681     $27.81
    Exercised                         (664,639)   $22.33    (883,974)    $21.35
    Forfeited                          (18,400)   $30.06    (250,669)    $25.79

   Outstanding at end of year        3,331,947    $26.53   3,939,986     $25.72

   Options exercisable at year-end   1,379,182    $24.60   1,395,175     $22.55


   The following table summarizes information about stock options outstanding at December 31, 1996:

                     Options Outstanding                    Options Exercisable
               Average                        Average                   Average
              Exercise       Range of       Remaining                  Exercise
      Shares     Price    Exercise Prices        Life         Shares      Price
     211,419    $18.57    $17.24 - $20.00   4.0 years        211,419     $18.57
   1,368,791    $23.80    $20.01 - $25.00   6.7              720,245     $23.63
     343,637    $27.28    $25.01 - $30.00   7.0              174,218     $27.38
   1,408,100    $30.19    $30.01 - $34.31   9.0              273,300     $30.08

   3,331,947    $26.53                      7.5            1,379,182     $24.60

K. Income Taxes The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Earnings (in thousands):

                                                    1996       1995      1994
    Earnings before income taxes
      and extraordinary items                   $353,244   $246,919   $43,568
    Extraordinary items before income taxes      (35,670)       536   (17,192)
    Adjusted earnings before income taxes       $317,574   $247,455   $26,376

    Income taxes at statutory rate              $111,151   $ 86,609   $ 9,232
    Effect of:
      Losses (utilized) not utilized             (34,485)   (40,292)   19,267
      Dividends received deduction                (7,450)    (7,823)   (8,528)
      Minority interest                            6,295     11,673     2,998
      Amortization of intangibles                  3,065      3,015     1,987
      Tax exempt interest                           (597)      (897)     (689)
      Foreign income taxes                         3,474        359         6
      State income taxes                           4,140         81       149
      Other                                       (1,319)     3,483      (146)
    Total provision                               84,274     56,208    24,276

    Amounts applicable to extraordinary items      7,003        281       374
    Provision for income taxes as shown
      on the Statement of Earnings              $ 91,277   $ 56,489   $24,650

   Adjusted earnings before income taxes consisted of the following (in thousands):

                                                    1996       1995      1994
    Subject to tax in:
      United States                             $331,842   $250,423   $28,422
      Foreign jurisdictions                      (14,268)    (2,968)   (2,046)

                                                $317,574   $247,455   $26,376

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   The total income tax provision consists of (in thousands):

                                         1996      1995      1994
       Current taxes (credits):
         Federal                      $22,450   $38,512   $21,028
         Foreign                       (1,735)   (1,213)      -
         State                          6,369       124       226
       Deferred taxes:
         Federal                       56,869    18,233     3,012
         Foreign                          321       552        10

                                      $84,274   $56,208   $24,276

   For income tax purposes, certain members of the AFC consolidated tax group, including American Premier as of December 31, 1996, had the following carryforwards available at December 31, 1996 (in millions):

                                   Expiring       Amount
                     {            1997 - 2001     $ 20
       Operating Loss{            2002 - 2006      126
                     {            2007 - 2011       93
       Capital Loss               1997 - 1999      195
       Other - Tax Credits                          23

   Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities for AFG's tax groups included in the Balance Sheet at December 31, were as follows (in millions):

                                                1996              1995
                                                              AFC    American
                                             AFC Tax          Tax     Premier
                                           Group (*)        Group   Tax Group
       Deferred tax assets:
         Net operating loss carryforwards     $ 83.7       $ 93.8      $166.5
         Capital loss carryforwards             68.2          -         108.7
         Insurance claims and reserves         289.8        195.9       102.9
         Other, net                            142.2         41.2        91.3
                                               583.9        330.9       469.4
         Valuation allowance for deferred
           tax assets                         (131.9)       (91.9)     (214.0)
                                               452.0        239.0       255.4
       Deferred tax liabilities:
         Deferred acquisition costs           (124.9)       (89.8)      (31.2)
         Investment securities                (189.8)      (210.8)      (23.8)
                                              (314.7)      (300.6)      (55.0)

       Net deferred tax asset (liability)     $137.3      ($ 61.6)     $200.4

       (*)  Includes American Premier

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

   Cash payments for income taxes, net of refunds, were $40.2 million, $14.8 million and $30.0 million for 1996, 1995 and 1994, respectively.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

L. Extraordinary Items Extraordinary items represent AFG's proportionate share of gains and losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                        1996      1995       1994
       Subsidiaries:
         AFC (parent)               ($ 9,672)  ($1,713)  ($ 6,454)
         APU (parent)                 (3,254)    6,137       -
         AAG                          (7,159)     (201)    (1,328)
         GAHC                           -         (611)      -
         Other                            57      -          -
       Investee:
         Chiquita                     (8,639)   (2,795)    (9,036)
                                    ($28,667)   $  817   ($16,818)

M. Commitments and Contingencies Loss accruals have been recorded for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier's predecessor, Penn Central Transportation Company ("PCTC"), prior to its bankruptcy reorganization in 1978. Any ultimate liability arising therefrom in excess of previously established loss accruals would normally be attributable to pre-reorganization events and circumstances and accounted for as a reduction in capital surplus. However, under purchase accounting in connection with the Mergers, any such excess liability will be charged to earnings in AFG's financial statements.

   American Premier's liability for environmental claims
   ($50.1 million at December 31, 1996) consists of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs at certain railroad sites formerly owned by PCTC and certain other sites where hazardous waste was allegedly generated by PCTC's railroad operation. It is difficult to estimate remediation costs for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. American Premier's liability is based on information currently available and is subject to change as additional information becomes available.

   American Premier's liability for occupational injury and disease claims ($70.1 million at December 31, 1996, before anticipated recovery of $54.1 million) includes pending and expected claims by former employees of PCTC for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the railroad workplace. Recorded amounts are based on the accumulation of estimates of reported and unreported claims and related expenses and estimates of probable recoveries from insurance carriers.

   AFG has accrued approximately $41 million at December 31, 1996, for environmental costs and certain other matters associated with the sales of former operations.

   In management's opinion, the outcome of the items discussed under "Uncertainties" in Management's Discussion and Analysis and the above claims and contingencies will not, individually or in the aggregate, have a material adverse effect on AFG's financial condition or results of operations.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

N. Quarterly Operating Results (Unaudited) The operations of certain of AFG's business segments are seasonal in nature. While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the nature of investees' operations and discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. See Notes A and C for changes in ownership of companies whose revenues are included in the consolidated operating results and for the effects of gains on sales of subsidiaries and investees in individual quarters. The following are quarterly results of consolidated operations for the two years ended December 31, 1996 (in millions, except per share amounts).

                                      1st        2nd        3rd        4th       Total
                                  Quarter    Quarter    Quarter    Quarter        Year
     1996
     Revenues                    $1,030.9   $1,032.8   $1,163.5     $888.2    $4,115.4
     Earnings before
       extraordinary items           81.2       58.3      121.6         .9       262.0
     Extraordinary items             (7.6)      (9.9)      (8.4)      (2.8)      (28.7)
     Net earnings (loss)             73.6       48.4      113.2       (1.9)      233.3

     Earnings per common share:
       Before extraordinary
         items                      $1.35       $.96      $2.00       $.02       $4.31
       Extraordinary items           (.13)      (.16)      (.14)      (.05)       (.47)
       Net earnings (loss)           1.22        .80       1.86       (.03)       3.84

     Average number of Common
       Shares                        60.3       60.9       61.0       61.0        60.8

     1995
     Revenues                      $553.6   $1,006.6   $1,002.7   $1,066.7    $3,629.6
     Earnings before
       extraordinary items           29.8       33.0       51.0       76.6       190.4
     Extraordinary items               -          .5        2.0       (1.7)         .8
     Net earnings                    29.8       33.5       53.0       74.9       191.2

     Earnings per common share:
      Before extraordinary
       items                         $.83       $.63       $.95      $1.36       $3.87
      Extraordinary items              -         .01        .04       (.03)        .01
      Net earnings                    .83        .64        .99       1.33        3.88

     Average number of Common
       Shares                        28.3       52.7       53.4       56.1        47.6

   Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding.

   In the third quarter of 1996, AFG increased A&E reserves by recording a non-cash pretax charge of $80 million. Realized gains (losses) on sales of securities amounted to (in millions):

                                      1st        2nd        3rd        4th       Total
                                  Quarter    Quarter    Quarter    Quarter        Year
       1996                         $18.7       $2.7      $ 3.2     ($28.1)     ($ 3.5)
       1995                           3.5        7.9       23.6       49.0        84.0

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

O. Insurance Securities owned by insurance subsidiaries having a carrying value of approximately $1.5 billion at December 31, 1996, were on deposit as required by regulatory authorities.

   GAI recorded a charge of $19 million (included in "Other operating and general expenses") in 1994 in response to the California court decision upholding an insurance reform measure passed by California voters which led to rate rollbacks for most lines of property and casualty insurance.

   Several proposals have been made in recent years to change the federal income tax system. Some proposals included changes in the method of treating investment income and tax deferred income. To the extent a new tax law reduces or eliminates the tax deferred status of AFG's annuity products, that segment could be materially affected.

   Insurance Reserves The liability for losses and loss adjustment expenses for certain long-term scheduled payments under workers' compensation, auto liability and other liability insurance has been discounted at rates ranging from 4% to 8%. As a result, the total liability for losses and loss adjustment expenses at December 31, 1996, has been reduced by $64 million.

   The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions):

                                               1996      1995      1994

    Balance at beginning of period           $3,393    $2,187    $2,113

    Reserves of American Premier
      at date of the Mergers                    -       1,090       -

    Provision for losses and loss
      adjustment expenses occurring in
      the current year                        2,179     2,116     1,027
    Net decrease in provision for claims
      occurring in prior years                  (48)     (139)      (40)
                                              2,131     1,977       987

    Payments for losses and loss adjustment
      expenses occurring during:
        Current year                           (999)     (987)     (381)
        Prior years                          (1,121)     (874)     (532)
                                             (2,120)   (1,861)     (913)

    Balance at end of period                 $3,404    $3,393    $2,187

    Add back reinsurance recoverables           720       704       730

    Unpaid losses and loss adjustment
      expenses included in Balance Sheet,
      gross of reinsurance                   $4,124    $4,097    $2,917

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   Net Investment Income The following table shows (in millions) investment income earned and investment expenses incurred by AFG's insurance companies.

                                               1996      1995      1994
   Insurance group investment income:
     Fixed maturities                        $817.8    $727.3    $560.6
     Equity securities                          8.2       5.3       8.3
     Other                                     13.5       7.9       6.7
                                              839.5     740.5     575.6
   Insurance group investment expenses (*)    (38.5)    (33.8)    (32.0)
                                             $801.0    $706.7    $543.6

    (*) Included primarily in "Other operating and general expenses" in the Statement of Earnings.

   Statutory Information AFG's insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

                                                         Policyholders'
                                       Net Earnings          Surplus
                                     1996  1995  1994      1996    1995
   Property and casualty companies   $276  $200   $63    $1,659  $1,595
   Life insurance companies            67    76    54       287     273

   Reinsurance In the normal course of business, AFG's insurance subsidiaries assume and cede reinsurance with other insurance companies. The following table shows (in millions) (i) amounts deducted from property and casualty premiums in connection with reinsurance ceded, (ii) amounts included in income for reinsurance assumed and (iii) reinsurance recoveries deducted from losses and loss adjustment expenses.

                                              1996    1995    1994
       Reinsurance ceded to:
         Non-affiliates                       $518    $476    $402
         Affiliates                             -       33     161
       Reinsurance assumed - including
         involuntary pools and associations     58      93      83
       Reinsurance recoveries                  306     304     429

P. Additional Information Total rental expense for various leases of office space, data processing equipment and railroad rolling stock was $34 million, $35 million and $22 million for 1996, 1995 and 1994, respectively. Sublease rental income related to these leases totaled $6.1 million in 1996, $6.2 million in 1995 and $6.4 million in 1994.

   Future minimum rentals, related principally to office space and railroad rolling stock, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1996, were as follows: 1997 - $39 million, 1998 - $32 million, 1999 - $24 million, 2000 - $15 million, 2001
   - $11 million, and $18 million thereafter. At December 31, 1996, minimum sublease rentals to be received through the expiration of the leases aggregated $21 million.

   Other operating and general expenses included charges for possible losses on agents' balances, reinsurance recoverables and other receivables in the following amounts: 1996 - $0, 1995 - $0 and 1994 - $18 million. The aggregate allowance for such losses amounted to approximately $140 million and $144 million at December 31, 1996 and 1995, respectively.

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   Summary Financial Information of AFC and American Premier
   Summarized consolidated financial information for AFC and American Premier is as follows (in millions):

                                       AFC                        American Premier
                                    1996      1995      1994      1996      1995      1994
     Cash and Investments        $11,691   $11,391              $1,947    $2,091
     Other Assets                  3,308     3,460               1,322     1,949
     Insurance Claims and
       Reserves                   11,312    10,981               1,452     1,684
     Debt                            518       882                 169       330
     Shareholders' Equity          1,277     1,248               1,045     1,552

     Revenues                    $ 4,114   $ 3,628    $2,104    $1,674    $1,736    $1,759
     Income from Continuing
       Operations                    248       195        19       250        67         1
     Discontinued Operations         -         -         -         -         -          (1)
     Extraordinary Item - (Loss)
       Gain on Prepayment
       of Debt                       (26)        2       (17)      (12)       (5)      -
     Net Income                      222       197         2       238        62       -

   American Premier's 1996 net income included $49 million in gains from the sales of securities, real estate and other assets to AFC. These gains were eliminated in AFC's and AFG's consolidated financial statements. American Premier's 1994 results included a $75.8 million loss on the sale of securities of General Cable.

   Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFG's financial instruments at December 31.

                                   1996                 1995
                             Carrying     Fair    Carrying    Fair
                                Value    Value       Value   Value
     Assets:
     Bonds and redeemable
       preferred stocks        $9,986  $10,023      $9,538  $9,679
     Other stocks                 328      328         252     252
     Investment in investee
       corporations               200      306         307     509

     Liabilities:
     Annuity benefits
       accumulated             $5,366  $ 5,180      $5,052  $4,887
     Long-term debt:
       AFC (parent company)       173      188         311     325
       APU (parent company)       167      174         337     344
       Other subsidiaries         178      183         234     243

     Minority Interest:
     TOPrS                     $  175  $   179      $  -    $  -
     AFC preferred stock          163      264         168     272

     Shareholders' Equity      $1,554  $ 2,305      $1,440  $1,842

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

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   Financial Instruments with Off-Balance-Sheet Risk On occasion, AFG and its subsidiaries have entered into financial instrument transactions which may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 1996, AFG and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling $16 million.

   Restrictions on Transfer of Funds and Assets of Subsidiaries Payments of dividends, loans and advances by AFG's subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 1997 from its insurance subsidiaries without seeking regulatory clearance is approximately $253 million. Total "restrictions" on intercompany transfers from AFG's subsidiaries cannot be quantified due to the discretionary nature of the restrictions.

   Benefit Plans AFG expensed ESORP contributions of $15.4 million in 1996, $14.5 million in 1995 and $6.2 million in 1994.

   Transactions With Affiliates In 1995, a subsidiary of AFC sold a house to its Chairman for its appraised value of $1.8 million.

Q. Subsequent Event (Unaudited) In February 1997, AFEI and AFG announced that they are jointly examining the feasibility of a transaction whereby all 2.3 million shares of AFEI common stock not owned by AFG would be exchanged on a one-for-one basis for AFG Common Stock. AFEI and AFG intend that the transaction be structured so that it is tax-free to AFEI shareholders. The transaction would be subject to the approval of AFEI's shareholders other than AFG and other customary approvals.

                             PART IV

                             ITEM 14

       Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)  Documents filed as part of this Report:
      1.  Financial Statements are included in Part II, Item 8.

      2.  Financial Statement Schedules:
           A. Selected Quarterly Financial Data is included in Note N to the Consolidated Financial Statements.

           B. Schedules filed herewith for 1996, 1995 and 1994:
                                                                     Page
              I - Condensed Financial Information of Registrant       S-2

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

          Date of Report          Item Reported

          October 21, 1996        Terms of Preferred and Common
                                  Securities of American Financial
                                  Capital Trust I

            AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY (*)
       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (In Thousands)


                            Condensed Balance Sheet

                                                 December 31,
Assets:                                        1996         1995
 Cash and short-term investments         $   43,465   $   96,207
 Receivables from affiliates                422,015       85,055
 Investment in subsidiaries               1,192,239    1,260,690
 Other assets                                 8,735        6,204
                                         $1,666,454   $1,448,156
Liabilities and Shareholders' Equity:
 Accounts payable, accrued expenses
   and other liabilities                 $    7,121   $    8,019
 Payables to affiliates                     104,896         -
 Shareholders' equity                     1,554,437    1,440,137
                                         $1,666,454   $1,448,156


                   Condensed Statement of Earnings

                                             Year Ended December 31,
Income:                                      1996       1995       1994
 Dividends from:
   Subsidiaries                          $693,758   $ 37,044   $ 25,571
   Investees                                 -           879      3,514
                                          693,758     37,923     29,085
 Equity in undistributed earnings of
   subsidiaries and investees            (345,484)   224,921    113,631
 Investment and other income               11,723      9,131     28,468
                                          359,997    271,975    171,184

Costs and Expenses:
 Interest charges on borrowed money         1,805     13,997     60,439
 Book Value Incentive Plan                   -          -        44,166
 Other operating and general expenses       4,948     11,059     23,011
                                            6,753     25,056    127,616

Earnings before income taxes and
  extraordinary  items                    353,244    246,919     43,568
Provision for income taxes                 91,277     56,489     24,650

Earnings before extraordinary items       261,967    190,430     18,918

Extraordinary items - gain (loss)
  on prepayment of debt                   (28,667)       817    (16,818)

Net Earnings                             $233,300   $191,247   $  2,100


(*) Financial statements for periods prior to the Mergers are those of AFC. Results for 1995 include the earnings of AFC (parent only) for the period prior to the Mergers.

            AMERICAN FINANCIAL GROUP, INC. - PARENT ONLY (*)
 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                             (In Thousands)

                  Condensed Statement of Cash Flows

                                             Year Ended December 31,
                                             1996       1995       1994
Operating Activities:
 Net earnings                            $233,300   $191,247   $  2,100
 Adjustments:
   Extraordinary items                     28,667       (817)    16,818
   Equity in earnings of subsidiaries    (258,686)  (193,206)   (88,060)
   Equity in net earnings of investee
     corporations                            -        (4,462)    (2,872)
   Depreciation and amortization             -           123        612
   Realized gains on sales of
   subsidiaries and investments              -          -        (1,929)
   Change in balances with affiliates     (91,453)  (100,225)   125,427
   Increase (decrease) in payables           (958)   (10,861)    37,051
   Dividends from subsidiaries and
    investees                                -        36,649     20,504
    Other                                   1,311      7,414     (2,194)
                                          (87,819)   (74,138)   107,457

Investing Activities:
 Purchases of subsidiaries and other
   investments                                (69)       (30)      -
 Sales of subsidiaries and other
   investments                               -          -        20,975
 Other                                       -           255       (788)
                                              (69)       225     20,187

Financing Activities:
 Additional long-term borrowings             -            70        732
 Reductions of long-term debt                -          (325)   (89,901)
 Issuance of subordinated notes to
   subsidiary trust                        96,464       -          -
 Issuances of common stock                 26,296    211,557       -
 Repurchases of common and preferred
   stock                                   (8,563)       (17)    (6,738)
 Cash dividends paid                      (79,051)   (36,532)   (29,522)
 Cash of predecessor company at date
   of merger                                 -        (9,529)      -
                                           35,146    165,224   (125,429)

Net Increase (Decrease) in Cash and
  Short-term Investments                  (52,742)    91,311      2,215

Cash and short-term investments
  at beginning of period                   96,207      4,896      2,681

Cash and short-term investments
 at end of period                        $ 43,465   $ 96,207   $  4,896

(*) Financial statements for periods prior to the Mergers are those of AFC. Results for 1995 include the cash flows of AFC (parent only) for the period prior to the Mergers.

            AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
            SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING
                 PROPERTY-CASUALTY INSURANCE OPERATIONS
                  THREE YEARS ENDED DECEMBER 31, 1996
                           (IN MILLIONS)

 COLUMN A       COLUMN B      COLUMN C        COLUMN D       COLUMN E
                              (a)
                              RESERVES FOR
                DEFERRED      UNPAID CLAIMS   (b)
 AFFILIATION    POLICY        AND CLAIMS      DISCOUNT       (c)
 WITH           ACQUISITION   ADJUSTMENT      DEDUCTED IN    UNEARNED
 REGISTRANT     COSTS         EXPENSES        IN COLUMN C    PREMIUMS

CONSOLIDATED PROPERTY-CASUALTY ENTITIES
    1996 (d)    $257          $4,124          $64            $1,248

    1995 (d)    $270          $4,097          $67            $1,294

    1994

                COLUMN F      COLUMN G        COLUMN H                COLUMN I        COLUMN J       COLUMN K

                                              CLAIMS AND CLAIM
                                                 ADJUSTMENT           AMORTIZATION    PAID
                                              EXPENSES INCURRED       OF DEFERRED     CLAIMS
                              NET                RELATED TO           POLICY          AND CLAIM
                EARNED        INVESTMENT      CURRENT     PRIOR       ACQUISITION     ADJUSTMENT     PREMIUMS
                PREMIUMS      INCOME          YEARS       YEARS       COSTS           EXPENSES       WRITTEN
    1996 (d)    $2,845        $335            $2,179     ($ 48)       $628            $2,120         $2,788

    1995 (d)    $2,649        $303            $2,116     ($139)       $577            $1,861         $2,688

    1994        $1,379        $177            $1,027     ($ 40)       $329            $  913         $1,481



    (a)  Grossed up for reinsurance recoverables of $720 and $704 at December 31, 1996 and 1995, respectively.
    (b)  Discounted at rates ranging from 4% to 8%.
    (c)  Grossed up for prepaid reinsurance premiums of $153 and $143 at December 31, 1996 and 1995, respectively.
    (d)  Includes American Premier's Insurance Group after April 1, 1995.

                              Signatures


    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.


                                     American Financial Group, Inc.


Signed: March 26, 1997               BY:s/CARL H. LINDNER
                                          Carl H. Lindner
                                          Chairman of the Board and
                                            Chief Executive Officer






    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                    Capacity                   Date


s/CARL H. LINDNER             Chairman of the Board       March 26, 1997
  Carl H. Lindner               of Directors


s/THEODORE H. EMMERICH        Director*                   March 26, 1997
  Theodore H. Emmerich


s/JAMES E. EVANS              Director                    March 26, 1997
  James E. Evans


s/S. CRAIG LINDNER            Director                    March 26, 1997
  S. Craig Lindner


s/WILLIAM R. MARTIN           Director*                   March 26, 1997
  William R. Martin


s/FRED J. RUNK                Senior Vice President and   March 26, 1997
  Fred J. Runk                  Treasurer (principal
                                financial and accounting
                                officer)



*  Member of the Audit Committee

                          INDEX TO EXHIBITS
                   AMERICAN FINANCIAL GROUP, INC.

Number             Exhibit Description

 3(a)   Amended and Restated Articles of
        Incorporation, filed as Exhibit 3(a)
        to AFG's Form 10-K for 1995.                  (*)

 3(b)   Amended Code of Regulations, filed as
        Exhibit 3(b) to AFG's Form 10-K for 1995.     (*)

 4      Instruments defining the rights of         Registrant has no
        security holders.                          outstanding debt issues
                                                   exceeding 10% of the
                                                   assets of Registrant
                                                   and consolidated
                                                   subsidiaries.

        Management Contracts:
10(a)     Stock Option Plan, filed as
          Exhibit (10)(iii)(a)(i) to AFG's
          Registration Statement on Form 8-B
          filed on April 17, 1995.                    (*)
10(b)     Form of certain stock option agreement,
          filed as Exhibit 10(b) to AFG's
          Form 10-K for 1995.                         (*)

10(c)     Stock Option Loan Program, filed as
          Exhibit 10(c) to AFG's Form 10-K for 1995.  (*)

10(d)     1996 Bonus Plan.                            _____

10(e)     Retirement program for outside directors,
          filed as Exhibit 10(e) to AFG's Form 10-K
          for 1995.                                   (*)

10(f)     Directors' Compensation Plan,
          filed as Exhibit 10(f) to AFG's
          Form 10-K for 1995.                         (*)

11      Computation of earnings per share.            _____

12      Computation of ratios of earnings
        to fixed charges.                             _____

16      Letter from Deloitte & Touche LLP included
        in AFG's Form 8-K filed on August 29, 1995.   (*)

21      Subsidiaries of the Registrant.               _____

23      Consent of independent auditors.              _____

27      Financial data schedule.                     (**)

 (*)   Incorporated herein by reference.
 (**) Copy included in Report filed electronically with the Securities and Exchange Commission.
                               E-1