Form 10-K/A
period 1996-12-31
AMERICAN FINANCIAL GROUP INC /OH/
filed 1997-04-30
CIK 933537

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K/A

                          Amendment No. 1 to

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

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of March 1, 1997, there were 61,157,055 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries. The aggregate market value of the Common Stock held by non-affiliates at that date, was approximately $1.3 billion (based upon non-affiliate holdings of 35,312,072 shares and a market price of $37.50 per share.)
                             _____________

                 Documents Incorporated by Reference:

  Proxy Statement for the 1997 Annual Meeting of Shareholders
(portions of which are incorporated by reference into Part III hereof).

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


                               PART III

   The information required by the following Items will be included in AFG's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year and is incorporated herein by reference.


   ITEM 10      Directors and Executive Officers of the Registrant


   ITEM 11      Executive Compensation


   ITEM 12      Security Ownership of Certain Beneficial Owners and Management


   ITEM 13      Certain Relationships and Related Transactions

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, duly authorized.


                                     AMERICAN FINANCIAL GROUP, INC.


                                     BY:s/Fred J. Runk
                                        Fred J. Runk
                                        Senior Vice President and
                                          Treasurer




Dated:  April 30, 1997