Form 10-Q
period 1997-03-31
AMERICAN FINANCIAL GROUP INC /OH/
filed 1997-05-13
CIK 933537

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
March 31, 1997                                      No. 1-11453



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


   As of May 1, 1997, there were 59,376,548 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

                AMERICAN FINANCIAL GROUP, INC. 10-Q
                              PART I
                       FINANCIAL INFORMATION

          AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Thousands)

                                                         March 31, December 31,
                                                             1997         1996
           Assets
Cash and short-term investments                       $   406,760  $   448,296
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $3,412,300 and $3,528,100)              3,439,287    3,491,126
    Available for sale - at market
      (amortized cost - $6,681,142 and $6,362,597)      6,674,942    6,494,597
  Other stocks - principally at market
    (cost - $144,270 and $142,364)                        340,670      327,664
  Investment in investee corporation                      213,234      199,651
  Loans receivable                                        541,124      568,765
  Real estate and other investments                       211,079      208,765
     Total investments                                 11,420,336   11,290,568

Recoverables from reinsurers and prepaid
  reinsurance premiums                                    932,704      942,450
Agents' balances and premiums receivable                  638,718      609,403
Deferred acquisition costs                                468,143      452,041
Other receivables                                         256,333      272,595
Deferred tax asset                                        154,429      137,284
Assets held in separate accounts                          253,544      247,579
Prepaid expenses, deferred charges and other assets       378,011      372,321
Cost in excess of net assets acquired                     274,971      278,581

                                                      $15,183,949  $15,051,118

       Liabilities and Capital
Unpaid losses and loss adjustment expenses            $ 4,028,032  $ 4,123,701
Unearned premiums                                       1,311,851    1,247,806
Annuity benefits accumulated                            5,423,164    5,365,612
Life, accident and health reserves                        581,431      575,380
Long-term debt:
  Holding companies                                       338,214      339,504
  Subsidiaries                                            184,848      178,415
Liabilities related to separate accounts                  253,544      247,579
Accounts payable, accrued expenses and other
  liabilities                                           1,022,552      924,244
     Total liabilities                                 13,143,636   13,002,241

Minority interest                                         565,002      494,440

Shareholders' Equity:
  Common Stock, $1 par value
    - 200,000,000 shares authorized
    - 59,517,320 and 61,071,626 shares outstanding         59,517       61,072
  Capital surplus                                         727,955      745,649
  Retained earnings                                       568,439      559,716
  Net unrealized gain on marketable securities,
    net of deferred income taxes                          119,400      188,000
     Total shareholders' equity                         1,475,311    1,554,437

                                                      $15,183,949  $15,051,118

                AMERICAN FINANCIAL GROUP, INC. 10-Q

          AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF EARNINGS
               (In Thousands, Except Per Share Data)


                                                         Three months ended
                                                              March 31,
                                                          1997         1996
Income:
  Property and casualty insurance premiums            $663,762   $  713,389
  Life, accident and health premiums                    25,365       24,253
  Investment income                                    212,872      202,816
  Realized gains on sales of securities                  1,813       18,718
  Equity in net earnings of investee corporations       14,780        8,522
  Gains on sales of subsidiaries                           731       33,891
  Other income                                          26,447       29,333
                                                       945,770    1,030,922

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses                469,324      509,157
    Commissions and other underwriting expenses        184,301      200,679
  Annuity benefits                                      68,830       68,015
  Life, accident and health benefits                    24,163       21,593
  Interest charges on borrowed money                    13,710       21,866
  Other operating and general expenses                  83,946       86,789
                                                       844,274      908,099

Earnings before income taxes and extraordinary items   101,496      122,823
Provision for income taxes                              38,281       41,625

Earnings before extraordinary items                     63,215       81,198

Extraordinary items - loss on prepayment of debt           (55)     (7,633)

Net Earnings                                          $ 63,160   $   73,565

Earnings (loss) per Common Share:
  Before extraordinary items                             $1.03        $1.35
  Extraordinary items                                      -           (.13)
  Net earnings                                           $1.03        $1.22


Average number of Common Shares                         61,109       60,329

                AMERICAN FINANCIAL GROUP, INC. 10-Q

          AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands)

                                                      Three months ended
                                                           March 31,
                                                         1997       1996
Operating Activities:
  Net earnings                                      $  63,160  $  73,565
  Adjustments:
   Extraordinary items                                     55      7,633
   Depreciation and amortization                       17,979     15,414
   Annuity benefits                                    68,830     68,015
   Equity in net earnings of investee corporations    (14,780)    (8,522)
   Changes in reserves on assets                          418      3,752
   Realized gains on investing activities              (2,544)   (51,582)
   Decrease (increase) in reinsurance and
     other receivables                                (24,451)    17,388
   Increase in other assets                           (48,885)   (22,793)
   Decrease in insurance claims and reserves          (25,573)   (82,242)
   Increase (decrease) in other liabilities            (8,524)     9,293
   Increase (decrease) in minority interest             3,162       (900)
   Dividends from investees                             1,200      1,200
   Other, net                                             622     (2,654)
                                                       30,669     27,567
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                       (616,982)  (726,351)
    Equity securities                                  (9,408)    (8,573)
   Real estate, property and equipment                 (8,764)    (7,898)
  Maturities and redemptions of fixed maturity
    investments                                       155,184    176,536
  Sales of:
    Fixed maturity investments                        332,008    242,365
    Equity securities                                   7,943     20,845
    Investees and subsidiaries                          2,500     59,585
    Real estate, property and equipment                   396      1,206
  Cash and short-term investments of former
    subsidiaries                                          (70)    (4,589)
  Increase in other investments                        (1,119)    (3,252)
                                                     (138,312)  (250,126)
Financing Activities:
  Annuity receipts                                    133,402    137,241
  Annuity payments                                   (134,699)  (113,852)
  Additional long-term borrowings                       7,053    111,200
  Reductions of long-term debt                         (1,718)  (197,918)
  Issuances of Common Stock                             2,585      5,533
  Issuance of trust preferred securities               74,687       -
  Cash dividends paid                                 (15,203)   (15,001)
                                                       66,107    (72,797)
Net Decrease in Cash and Short-term Investments       (41,536)  (295,356)
Cash and short-term investments at beginning
  of period                                           448,296    544,408

Cash and short-term investments at end of period    $ 406,760  $ 249,052

                AMERICAN FINANCIAL GROUP, INC. 10-Q

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Accounting Policies

   Basis of Presentation The accompanying consolidated financial statements for American Financial Group, Inc. ("AFG") and subsidiaries are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

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

   AFG's ownership of subsidiaries and significant investees with publicly traded common shares was as follows:
                                                  March 31,   December 31,
                                                      1997    1996   1995
    American Annuity Group, Inc. ("AAG")               81%     81%    81%
    American Financial Enterprises, Inc. ("AFEI")      83%     83%    83%
    Chiquita Brands International, Inc.                43%     43%    44%
    Citicasters Inc.                                   (a)     (a)    38%

    (a) Sold in September 1996.

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

                AMERICAN FINANCIAL GROUP, INC. 10-Q

   Investment in Investee Corporation Investments in securities of 20%- to 50%-owned companies are carried at cost, adjusted for AFG's proportionate share of their undistributed earnings or losses. Investments in less than 20%-owned companies are accounted for by the equity method when, in the opinion of management, AFG can exercise significant influence over operating and financial policies of the investee.

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

                AMERICAN FINANCIAL GROUP, INC. 10-Q

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

   Income Taxes American Financial Corporation ("AFC") and American Premier Underwriters, Inc. ("American Premier" or "APU") have each filed consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. Because holders of AFC Series F and G Preferred Stock hold 21% of AFC's voting rights, the companies file separate consolidated returns. AFG (parent) will be included in American Premier's consolidated return for 1996. At the close of business on December 31, 1996, AFG contributed 81% of the common stock of American Premier to AFC. Accordingly, AFC and American Premier will file a single consolidated return for 1997 and AFG (parent) will file a separate return.

   Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates.
   Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

                AMERICAN FINANCIAL GROUP, INC. 10-Q

   Benefit Plans AFG provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans. Contributions to benefit plans are charged against earnings in the year for which they are declared. Both AFC and American Premier had Employee Stock Ownership Retirement Plans ("ESORP"). In 1997, these ESORP plans were combined into a new plan. Like the ESORP plan, the new plan is a noncontributory, qualified plan invested in securities of AFG and affiliates for the benefit of AFG employees.

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

   Minority Interest For balance sheet purposes, minority interest represents the interests of noncontrolling shareholders in AFG subsidiaries, including AFC preferred stock and preferred securities issued by trust subsidiaries of AFG. For income statement purposes, minority interest expense (included in "Other operating and general expenses") represents those shareholders' interest in the earnings of AFG subsidiaries as well as AFC preferred dividends and accrued distributions on the trust preferred securities.

   Earnings Per Share Earnings per share are calculated on the basis of the weighted average number of shares of common stock outstanding during the period and the dilutive effect, if material, of assumed conversion of common stock options.

   New accounting standards issued in 1997 revise current rules for computing and presenting earnings per share beginning with financial statements issued for periods ending after December 15, 1997. The new rules require the presentation of basic and diluted earnings per share for entities with potentially dilutive securities. Implementation of these new rules will not materially affect AFG's reported earnings per share amounts.

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

                AMERICAN FINANCIAL GROUP, INC. 10-Q

B. Segments of Operations AFG operates its property and casualty insurance business in three major segments: nonstandard automobile, specialty lines, and commercial and personal lines. AFG's annuity and life business primarily sells tax-deferred annuities to employees of primary and secondary educational institutions and hospitals. In addition, AFG has owned significant portions of the voting equity securities of certain companies (investee corporations - see Note C). The following table (in thousands) shows AFG's revenues by significant business segment.

                                         Three months ended March 31,
      Revenues                                 1997          1996
      Property and casualty insurance:
       Premiums earned:
         Nonstandard automobile            $288,659    $  304,392
         Specialty lines                    232,590       229,292
         Commercial and personal lines      142,485       179,547
         Other lines                             28           158
                                            663,762       713,389
       Investment and other income          110,150       121,364
                                            773,912       834,753
      Annuities and life (*)                148,706       139,414
      Other                                   8,372        48,233
                                            930,990     1,022,400
      Equity in net earnings of investee
        corporations                         14,780         8,522

                                           $945,770    $1,030,922

      (*) Represents primarily investment income.

C. Investment in Investee Corporation AFG owned 24 million shares (43%) of Chiquita common stock at March 31, 1997 and December 31, 1996. The market value of AFG's investment in Chiquita was $372 million and $306 million at March 31, 1997 and December 31, 1996, respectively. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

   Summarized financial information for Chiquita follows (in millions):

                                          Three months ended March 31,
                                               1997          1996
     Net Sales                                 $631          $625
     Operating Income                            71            58
     Net Income                                  43            24

                AMERICAN FINANCIAL GROUP, INC. 10-Q

D. Long-Term Debt The carrying value of long-term debt consisted of the following (in thousands):

                                                     March 31,   December 31,
                                                         1997           1996
    Holding Companies:
     9-3/4% AFC Debentures due April 2004            $163,968       $164,368
     9-3/4% APU Subordinated Notes due August 1999     93,101         93,604
     10-5/8% APU Subordinated Notes due April 2000     54,193         54,595
     10-7/8% APU Subordinated Notes due May 2011       18,381         18,496
     Other                                              8,571          8,441
                                                     $338,214       $339,504
    Subsidiaries:
     AAG notes payable to banks due September 1999   $ 51,700       $ 44,700
     9-1/2% AAG Senior Notes due August 2001           40,845         40,845
     11-1/8% AAG Senior Subordinated Notes
       due February 2003                               24,080         24,080
     Other                                             68,223         68,790
                                                     $184,848       $178,415

   At March 31, 1997, sinking fund and other scheduled principal payments on debt for the balance of 1997 and the subsequent five years were as follows (in thousands):

                   Holding
                 Companies   Subsidiaries        Total
      1997         $ 5,735        $ 1,933     $  7,668
      1998            -             2,846        2,846
      1999          91,361         54,137      145,498
      2000          51,744          8,752       60,496
      2001            -            42,304       42,304
      2002            -             1,411        1,411

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.

E. Minority Interest Included in minority interest in AFG's balance sheet are the following securities.

   Trust Issued Preferred Securities In October 1996, a wholly-owned subsidiary trust of AFG issued 4 million units of 9-1/8% trust originated preferred securities ("TOPrS") for $100 million cash. The Trust then purchased $100 million of newly issued AFG 9-1/8% Subordinated Debentures due 2026, which, along with related interest and principal payments received, are the only assets of the Trust. Holders of the TOPrS are entitled to quarterly cash distributions of $.57 per unit; payment dates and amounts for the TOPrS correspond to those on the Subordinated Debentures. The TOPrS are mandatorily redeemable upon maturity or redemption of the Subordinated Debentures. The Subordinated Debentures are redeemable by AFG on or after October 22, 2001. AFG effectively provides an unconditional guarantee of the Trust's obligations under the TOPrS.

   In November 1996, a wholly-owned subsidiary trust of AAG issued $75 million of similar TOPrS. The related 9-1/4% Subordinated
   Debentures of the AAG subsidiary are due in 2026 and are redeemable on or after November 7, 2001.

   In a private offering in March 1997, a wholly-owned subsidiary trust of AAG issued $75 million of 8-7/8% preferred securities similar to the TOPrS issued in November 1996 with related debentures due in 2027.

                AMERICAN FINANCIAL GROUP, INC. 10-Q

   AFC Preferred Stock Outstanding shares of AFC voting preferred stock consisted of the following (see Note J - "Subsequent Event"):

      Series F, $1 par value; $20.00 liquidating value per share; annual dividends per share $1.80; nonredeemable; 11,900,725 shares (stated value $145.4 million) outstanding at March 31, 1997 and December 31, 1996.

      Series G,  $1 par value; annual dividends per share $1.05;
      redeemable at $10.50 per share; 1,964,158 shares (stated value $17.4 million) outstanding at March 31, 1997 and December 31, 1996.

F. Capital Stock At March 31, 1997, there were 59,517,320 shares of AFG Common Stock outstanding, including 1,371,203 shares held by American Premier for distribution to certain creditors and other claimants pursuant to a plan of reorganization relating to American Premier's predecessor. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

   At March 31, 1997, there were 5.3 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, AFG had options for 3.9 million shares outstanding. Options become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are generally fully exercisable upon grant. All options expire ten years after the date of grant.

   A progression of AFG's Shareholders' Equity is as follows
(dollars in thousands) (see Note J - "Subsequent Event"):

                                                            Common Stock
                                                 Common      and Capital      Retained
                                                 Shares          Surplus      Earnings      Unrealized
    Balance at December 31, 1996             61,071,626         $806,721      $559,716        $188,000

     Net earnings                                  -                -           63,160            -
     Change in unrealized                          -                -             -            (68,600)
     Dividends on Common Stock                     -                -          (15,269)           -
     Shares issued:
      Exercise of stock options                  84,593            1,890          -               -
      Dividend reinvestment plan                  1,781               66          -               -
      Employee stock purchase plan               18,854              695          -               -
      Portion of bonuses paid in stock           40,500            1,521          -               -
     Shares repurchased                      (1,700,034)         (22,458)      (39,168)           -
     Capital transactions of subsidiaries          -                (490)         -               -
    Change in foreign currency translation         -                (473)         -               -
     Balance at March 31, 1997               59,517,320         $787,472      $568,439        $119,400

G. Extraordinary Items Extraordinary items represent AFG's proportionate share of losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                Three months ended
                                     March 31,
                                   1997      1996

       AFC (parent)               ($17)   ($4,198)
       APU (parent)                (38)    (1,257)
       AAG                          -      (2,178)

                                  ($55)   ($7,633)

                AMERICAN FINANCIAL GROUP, INC. 10-Q

H. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFG's Statement of Cash Flows consisted of the following (in thousands):
                                   Held to   Available
     1997                         Maturity    For Sale       Total
     Purchases                     $ 1,314    $615,668    $616,982
     Maturities and redemptions     81,185      73,999     155,184
     Sales                            -        332,008     332,008

     1996
     Purchases                     $86,900    $639,451    $726,351
     Maturities and redemptions     81,847      94,689     176,536
     Sales                            -        242,365     242,365

I. Commitments and Contingencies There have been no significant changes to the matters discussed and referred to in Note M "Commitments and Contingencies" in AFG's Annual Report on Form 10-K for 1996.

J. Subsequent Event In April 1997, AFG announced two transactions intended to reduce its corporate expenses and simplify the public company structure of certain subsidiaries.

   AFG has proposed a merger transaction in which AFC's Series F and Series G preferred stock would be retired for $21.50 and $10.50 per share in cash, respectively. Under the proposal, holders of Series F and G preferred stock will have as an option the right to receive shares of a new issue of AFC preferred stock. The new preferred will be redeemable at AFC's option after the eighth anniversary of its issuance, have a liquidation value of $21.50 per share and an annual dividend of $1.8275 per share, paid semi-annually.

   AFG has also proposed that AFEI engage in a merger transaction whereby all publicly held shares of AFEI would be exchanged, at the option of AFEI shareholders, for shares of AFG common stock on a one-for-one basis, or $37.00 per share in cash. There are approximately 2.3 million shares of AFEI common stock outstanding which are not beneficially owned by AFG.

   The transactions would be subject to the negotiation of final documentation, the approval of the Board of Directors of each of AFG, AFC, and AFEI, and the receipt of all required shareholder, stock exchange listing and regulatory approvals.

                AMERICAN FINANCIAL GROUP, INC. 10-Q

                              ITEM 2

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations

GENERAL

AFG and its subsidiaries, AFC and American Premier, are organized as holding companies with almost all of their operations being conducted by subsidiaries. These parent corporations, however, have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends, and taxes. Therefore, certain analyses are best done on a parent only basis while others are best done on a total enterprise basis. In addition, since most of its businesses are financial in nature, AFG does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

Ratios AFG's debt to total capital ratio at the parent holding company level was approximately 15% at March 31, 1997 and December 31, 1996. AFG's ratio of earnings to fixed charges on a total enterprise basis was 3.95 for the first three months of 1997 compared to 4.22 for the entire year of 1996.

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

Bank credit lines at several subsidiary holding companies provide ample liquidity and can be used to obtain funds for the operating subsidiaries or, if necessary, for the parent companies, AFC, American Premier and ultimately AFG. Agreements with the banks generally run for three to seven years and are renewed before maturity. While it is highly unlikely that all such amounts would ever be borrowed at one time, a maximum of $510 million is available under these bank facilities, $52 million of which was borrowed at March 31, 1997.

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

The cash to be utilized if the proposed transactions discussed in Note J are completed is expected to come from internally generated funds and existing credit lines.

Dividend payments from subsidiaries have been very important to the liquidity and cash flow of the individual holding companies in the past. However, the reliance on such dividend payments has been lessened by the combination of (i) strong capital at AFG's insurance subsidiaries (and the related decreased likelihood of

                AMERICAN FINANCIAL GROUP, INC. 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


a need for investment in those companies), (ii) the reductions of debt at the holding companies (and the related decrease in ongoing cash needs for interest and principal payments), (iii) AFG's ability to obtain financing in capital markets, as well as (iv) the sales of non-insurance investments.

Investments Approximately 93% of the bonds and redeemable preferred stocks held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at March 31, 1997. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

RESULTS OF OPERATIONS

General Pretax earnings before extraordinary items were $101.5 million for the first quarter of 1997 and $122.8 million for the first quarter of 1996. While results included (i) an increase of $6.6 million in underwriting profit in the property and casualty operations, (ii) an increase of $10.1 million in investment income primarily in the annuity, life and health operations, (iii) an increase of $6.3 million in investee earnings and (iv) a reduction of $8.2 million in interest expense resulting from debt retirements in 1996, these improvements were more than offset by reductions of $50.1 million in realized gains.

Property and Casualty Insurance - Underwriting AFG manages and operates its property and casualty business as three major sectors. The nonstandard automobile insurance companies (the "NSA Group") insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria. The specialty lines are a diversified group of over twenty-five business lines that offer a wide variety of specialty insurance products. Some of the more significant areas are California workers' compensation, executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, excess and surplus lines, aviation coverages and fidelity and surety bonds. The commercial and personal lines provide coverages in commercial multi-peril, workers' compensation, umbrella and commercial automobile, standard private passenger automobile and homeowners insurance.

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

                AMERICAN FINANCIAL GROUP, INC. 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                         Three months ended
                                              March 31,
                                           1997       1996
  Net Written Premiums (GAAP)
    NSA Group                            $329.7     $295.5
    Specialty Operations                  264.4      217.7
    Commercial and Personal Operations     94.8      165.3
    Other Lines                            -            .1
                                         $688.9     $678.6

  Combined Ratios (GAAP)
    NSA Group                              97.1%     101.9%
    Specialty Operations                   92.7       90.0
    Commercial and Personal Operations    102.9      103.7
    Aggregate (including other lines)      98.5       99.6

 NSA Group For the first three months of 1997, net written premiums of the NSA Group increased 12% from the comparable 1996 period due primarily to volume increases in California resulting from enactment of legislation which requires drivers to provide proof of insurance in order to obtain a valid permit. The improvement in the combined ratio reflects rate increases in various states over the last couple of years.

 Specialty Operations Net written premiums for the specialty operations increased 21% during the first three months of 1997 from the comparable 1996 period due to the impact of $30 million of premiums assumed on general aviation policies under a reinsurance agreement with American Eagle Insurance Company and the return of premiums related to the withdrawal from a voluntary pool in 1996.
The combined ratio for the first three months of 1997 increased from the comparable 1996 period due in part to a reduction in underwriting profit in the California workers' compensation business. Underwriting results for the 1996 first quarter included reserve reductions prompted by fundamental changes in the California workers' compensation market and actuarial evaluations. Excluding the effects of such reserve reductions, first quarter 1997 underwriting results improved moderately as compared to 1996.

 Commercial and Personal Operations The 43% decrease in net written premiums for the commercial and personal operations from the comparable 1996 period was due primarily to a reinsurance agreement, effective January 1, 1997, under which 80% of all AFG's homeowners' business will be reinsured, and reduced writings of personal automobile coverages in certain states. Excluding the impact of the reinsurance agreement, premiums decreased 13%.

Investment Income Investment income increased $10.1 million (5%) for the first quarter of 1997 compared to 1996 due primarily to an increase in the average amount of investments held.

 Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

                AMERICAN FINANCIAL GROUP, INC. 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


Investee Corporations Equity in net earnings of investee corporations in 1997 represents AFG's proportionate share of Chiquita's earnings. Chiquita reported first quarter net income of $43.3 million for 1997 and $24.2 million for 1996. Chiquita's results for 1996 include $12 million of charges for damages resulting from industry-wide flooding in Costa Rica. Included in earnings from investees in 1996 were losses of $330,000 attributable to AFG's investment in Citicasters which was sold in September 1996.

Gains on Sales of Subsidiaries Gains on sales of subsidiaries represent pretax gains on the sales of a travel agency in 1997 and Buckeye Management Company in 1996.

Annuity Benefits Annuity benefits expense increased slightly in the first three months of 1997 due to an increase in average funds accumulated. The rate at which interest is credited on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

Interest on Borrowed Money Interest expense decreased $8.2 million (37%) for the first quarter of 1997 from the comparable 1996 period. The decrease reflects significant debt reductions in 1996.

Other Operating and General Expenses Included in other operating and general expenses are charges for minority interest of $14.4 million for the first quarter of 1997 compared to $10 million for the same period in 1996. The increase in minority interest is due primarily to accrued distributions on the trust preferred securities.


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


                                American Financial Group, Inc.



May 12, 1997                    BY:Fred J. Runk
                                   Fred J. Runk
                                   Senior Vice President and Treasurer

                AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

                 EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
                     (In Thousands, Except Per Share Data)


                                                        Three months ended
                                                             March 31,
                                                            1997      1996

Net earnings before extraordinary items
  available to common shareholders                       $63,215   $81,198

Extraordinary items                                          (55)   (7,633)

Net earnings available to common shareholders            $63,160   $73,565


Computation of primary earnings per common share

Shares used in calculation of per share data:
  Weighted average common shares outstanding              61,109    60,329
  Dilutive effect of assumed exercise of
    certain stock options                                    926       705

  Weighted average common shares used to
    calculate primary earnings per share                  62,035    61,034

Primary earnings per common share                           (*)       (*)


Computation of fully diluted earnings per common share

Shares used in calculation of per share data:
  Weighted average common shares outstanding              61,109    60,329
  Dilutive effect of assumed exercise of
    certain stock options                                    926       734

  Weighted average common shares used to
    calculate fully diluted earnings per share            62,035    61,063

Fully diluted earnings per common share                     (*)       (*)


Reported earnings per share based on
 weighted average common shares outstanding
Before extraordinary items                                 $1.03     $1.35
Extraordinary items                                          -        (.13)

Net earnings                                               $1.03     $1.22


(*) Dilution less than 3%