Form 10-Q
period 1997-06-30
AMERICAN FINANCIAL GROUP INC /OH/
filed 1997-08-13
CIK 933537

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q
      Quarterly Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

For the Quarterly Period Ended                      Commission File
June 30, 1997                                       No. 1-11453


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


   As of August 1, 1997, there were 58,933,322 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

                AMERICAN FINANCIAL GROUP, INC. 10-Q
                              PART I
                       FINANCIAL INFORMATION

               AMERICAN FINANCIAL GROUP, INC. AND
             SUBSIDIARIES CONSOLIDATED BALANCE SHEET
                      (Dollars In Thousands)
                                                        June 30,  December 31,
                                                           1997          1996
           Assets
Cash and short-term investments                     $   361,567   $   448,296
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $3,345,200 and $3,528,100)            3,320,594     3,491,126
    Available for sale - at market
      (amortized cost - $6,769,104 and $6,362,597)    6,894,904     6,494,597
  Other stocks - principally at market
    (cost - $150,120 and $142,364)                      424,420       327,664
  Investment in investee corporations                   234,162       199,651
  Loans receivable                                      542,525       568,765
  Real estate and other investments                     215,666       208,765
     Total investments                               11,632,271    11,290,568

Recoverables from reinsurers and prepaid
  reinsurance premiums                                  951,470       942,450
Agents' balances and premiums receivable                676,671       609,403
Deferred acquisition costs                              475,797       452,041
Other receivables                                       245,171       272,595
Deferred tax asset                                       81,303       137,284
Assets held in separate accounts                        262,453       247,579
Prepaid expenses, deferred charges and other assets     399,196       372,321
Cost in excess of net assets acquired                   272,176       278,581

                                                    $15,358,075   $15,051,118
       Liabilities and Capital
Unpaid losses and loss adjustment expenses          $ 4,086,040   $ 4,123,701
Unearned premiums                                     1,336,805     1,247,806
Annuity benefits accumulated                          5,469,541     5,365,612
Life, accident and health reserves                      589,526       575,380
Long-term debt:
  Holding companies                                     337,459       339,504
  Subsidiaries                                          132,607       178,415
Liabilities related to separate accounts                262,453       247,579
Accounts payable, accrued expenses and other
  liabilities                                           868,671       924,244
     Total liabilities                               13,083,102    13,002,241

Minority interest                                       656,098       494,440

Shareholders' Equity:
  Common Stock, $1 par value
    - 200,000,000 shares authorized
    - 58,914,305 and 61,071,626 shares outstanding       58,914        61,072
  Capital surplus                                       720,890       745,649
  Retained earnings                                     600,471       559,716
  Net unrealized gain on marketable securities,
    net of deferred income taxes                        238,600       188,000
      Total shareholders' equity                      1,618,875     1,554,437

                                                    $15,358,075   $15,051,118

                AMERICAN FINANCIAL GROUP, INC. 10-Q

          AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF EARNINGS
               (In Thousands, Except Per Share Data)

                                           Three months ended            Six months ended
                                                 June 30,                     June 30,
                                            1997          1996            1997           1996
Income:
  Property and casualty insurance
    premiums                            $698,381    $  730,419      $1,362,143     $1,443,808
  Life, accident and health premiums      27,331        31,261          52,696         55,514
  Investment income                      214,622       212,059         427,494        414,875
  Realized gains on sales of
    securities                             4,198         2,725           6,011         21,443
  Equity in net earnings of investee
    corporations                          17,228        17,344          32,008         25,866
  Gains on sales of subsidiaries            -            2,946             731         36,837
  Other income                            25,839        36,003          52,286         65,336
                                         987,599     1,032,757       1,933,369      2,063,679
Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment
      expenses                           495,187       530,183         964,511      1,039,340
    Commissions and other underwriting
      expenses                           193,304       208,340         377,605        409,019
  Annuity benefits                        70,607        68,790         139,437        136,805
  Life, accident and health benefits      25,825        26,877          49,988         48,470
  Interest charges on borrowed money      13,844        21,534          27,554         43,400
  Other operating and general expenses    93,336        95,027         177,282        181,816
                                         892,103       950,751       1,736,377      1,858,850

Earnings before income taxes and
  extraordinary items                     95,496        82,006         196,992        204,829
Provision for income taxes                34,314        23,663          72,595         65,288

Earnings before extraordinary items       61,182        58,343         124,397        139,541

Extraordinary items - loss on
  prepayment of debt                         (23)       (9,868)            (78)       (17,501)

Net Earnings                            $ 61,159    $   48,475      $  124,319     $  122,040

Earnings (loss) per Common Share:
  Before extraordinary items               $1.03         $ .96           $2.07          $2.30
  Extraordinary items                        -            (.16)            -             (.29)
  Net earnings                             $1.03         $ .80           $2.07          $2.01


Average number of Common Shares           59,214        60,880          60,158         60,605

                AMERICAN FINANCIAL GROUP, INC. 10-Q

          AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands)

                                                        Six months ended
                                                             June 30,
                                                          1997         1996
Operating Activities:
  Net earnings                                      $  124,319   $  122,040
  Adjustments:
   Extraordinary items                                      78       17,501
   Depreciation and amortization                        36,057       33,653
   Annuity benefits                                    139,437      136,805
   Equity in net earnings of investee corporations     (32,008)     (25,866)
   Changes in reserves on assets                           506       11,755
   Realized gains on investing activities               (6,742)     (54,991)
   Increase in reinsurance and other receivables       (77,372)    (142,307)
   Decrease (increase) in other assets                 (18,523)      40,891
   Increase in insurance claims and reserves            65,484       78,590
   Decrease in other liabilities                      (110,026)     (82,808)
   Increase in minority interest                         9,158        3,485
   Dividends from investees                              2,400        2,400
   Other, net                                           (2,372)      (3,064)
                                                       130,396      138,084
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                      (1,206,131)  (1,161,557)
    Equity securities                                  (16,555)     (13,997)
    Investees and subsidiaries                          (4,900)        -
    Real estate, property and equipment                (22,872)     (16,012)
  Maturities and redemptions of fixed maturity
    investments                                        360,774      323,418
  Sales of:
    Fixed maturity investments                         698,990      490,604
    Equity securities                                    9,552       26,940
    Investees and subsidiaries                           2,500       64,856
    Real estate, property and equipment                  1,914        2,995
  Cash and short-term investments of former
    subsidiaries                                           (70)      (4,589)
  Increase in other investments                         (2,233)      (6,676)
                                                      (179,031)    (294,018)

Financing Activities:
  Annuity receipts                                     259,708      280,579
  Annuity payments                                    (288,531)    (241,706)
  Additional long-term borrowings                        7,053      197,561
  Reductions of long-term debt                         (54,820)    (372,036)
  Issuances of Common Stock                              3,294       14,174
  Repurchases of Common Stock                          (84,226)      (8,561)
  Issuances of trust preferred securities              149,353         -
  Cash dividends paid                                  (29,925)     (30,101)
                                                       (38,094)    (160,090)

Net Decrease in Cash and Short-term Investments        (86,729)    (316,024)

Cash and short-term investments at beginning
  of period                                            448,296      544,408

Cash and short-term investments at end of period    $  361,567   $  228,384

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

   AFG's ownership of subsidiaries and significant investees with publicly traded common shares was as follows:
                                                   June 30,   December 31,
                                                      1997    1996   1995
    American Annuity Group, Inc. ("AAG")                81%     81%    81%
    American Financial Enterprises, Inc. ("AFEI")       82%     83%    83%
    Chiquita Brands International, Inc.                 43%     43%    44%
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

   Income Taxes American Financial Corporation ("AFC") and American Premier Underwriters, Inc. ("American Premier" or "APU") have each filed consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. Because holders of AFC Series F and G Preferred Stock hold in excess of 20% of AFC's voting rights, the companies file separate consolidated returns. AFG (parent) will be included in American Premier's consolidated return for 1996. At the close of business on December 31, 1996, AFG contributed 81% of the common stock of American Premier to AFC. Accordingly, AFC and American Premier will file a single consolidated return for 1997 and AFG (parent) will file a separate return.

   Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates.
   Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

                AMERICAN FINANCIAL GROUP, INC. 10-Q
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

               AMERICAN FINANCIAL GROUP, INC. 10-Q
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

                                           Six months ended June 30,
    Revenues                                    1997           1996
      Property and casualty insurance:
       Premiums earned:
         Nonstandard automobile           $  592,761     $  609,198
         Specialty lines                     482,711        476,109
         Commercial and personal lines       286,647        358,076
         Other lines                              24            425
                                           1,362,143      1,443,808
       Investment and other income           216,274        232,971
                                           1,578,417      1,676,779
      Annuities and life (*)                 302,426        290,339
      Other                                   20,518         70,695
                                           1,901,361      2,037,813
      Equity in net earnings of investee
        corporations                          32,008         25,866

                                          $1,933,369     $2,063,679

      (*) Represents primarily investment income.

C. Investment in Investee Corporations Investment in investee corporations reflects primarily AFG's 43% ownership (24 million shares; carrying value of $229.3 million at June 30, 1997) of Chiquita common stock. The market value of AFG's investment in Chiquita was $330 million and $306 million at June 30, 1997 and December 31, 1996, respectively. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

   Summarized financial information for Chiquita follows (in millions):

                                                Six months ended June 30,
                                                       1997         1996
     Net Sales                                       $1,278       $1,339
     Operating Income                                   139          133
     Income before Extraordinary Item                    84           67
     Extraordinary Loss from Debt Refinancings            -           (5)
     Net Income                                          84           62

                AMERICAN FINANCIAL GROUP, INC. 10-Q

D. Long-Term Debt  The carrying value of long-term debt consisted of the following (in thousands):
                                                     June 30,   December 31,
                                                        1997           1996
    Holding Companies:
     9-3/4% AFC Debentures due April 2004           $163,725       $164,368
     9-3/4% APU Subordinated Notes due August 1999    92,811         93,604
     10-5/8% APU Subordinated Notes due April 2000    54,012         54,595
     10-7/8% APU Subordinated Notes due May 2011      18,367         18,496
     Other                                             8,544          8,441
                                                    $337,459       $339,504
    Subsidiaries:
     AAG notes payable to banks due September 1999  $   -          $ 44,700
     9-1/2% AAG Senior Notes due August 2001          40,845         40,845
     11-1/8% AAG Senior Subordinated Notes
       due February 2003                              24,080         24,080
     Other                                            67,682         68,790
                                                    $132,607       $178,415

   AAG has called for redemption on August 15, 1997 all of its outstanding 9-1/2% Senior Notes at a price of $1,040.71 per $1,000 principal amount. AFG expects to record a third quarter pretax loss of $2.1 million, net of minority interest, on the redemption.

   At June 30, 1997, sinking fund and other scheduled principal payments on debt for the balance of 1997 and the subsequent five years were as follows (in thousands):
                    Holding
                  Companies     Subsidiaries         Total
      1997          $ 5,698          $ 1,313       $ 7,011
      1998             -               2,841         2,841
      1999           91,243            2,433        93,676
      2000           51,744            8,747        60,491
      2001             -              42,298 (*)    42,298
      2002             -               1,458         1,458

   (*) Includes the AAG 9-1/2% Notes being redeemed in August 1997.

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

E. Minority Interest Included in minority interest in AFG's balance sheet are the following securities.

   Trust Issued Preferred Securities In October 1996, a whollyowned subsidiary trust of AFG issued 4 million units of 9-1/8% trust originated preferred securities ("TOPrS") for
   $100 million cash. The Trust then purchased $100 million of newly issued AFG 9-1/8% Subordinated Debentures due 2026, which, along with related interest and principal payments received, are the only assets of the Trust. Holders of the TOPrS are entitled to quarterly cash distributions of $.57 per unit; payment dates and amounts for the TOPrS correspond to those on the Subordinated Debentures. The TOPrS are mandatorily redeemable upon maturity or redemption of the Subordinated Debentures. The Subordinated Debentures are redeemable by AFG on or after October 22, 2001. AFG effectively provides an unconditional guarantee of the Trust's obligations under the TOPrS.

                 AMERICAN FINANCIAL GROUP, INC. 10-Q

   In November 1996, a wholly-owned subsidiary trust of AAG issued $75 million of similar TOPrS. The related 9-1/4% Subordinated
   Debentures of the AAG subsidiary are due in 2026 and are redeemable on or after November 7, 2001.

   Through private transactions completed in March and May 1997, wholly-owned subsidiary trusts of AAG issued $75 million of 8-7/8% preferred securities and $75 million of 7-1/4% Remarketed
   Par Securities ("ROPES"), respectively, and used the proceeds to purchase the related debentures of their parent due in 2027 and 2041. Both of these issues are structured similarly to the TOPrS issued in November 1996.

   AFC Preferred Stock Outstanding shares of AFC voting preferred stock consisted of the following (see Note J - "Subsequent Event"):

      Series F, $1 par value; $20.00 liquidating value per share; annual dividends per share $1.80; nonredeemable; 11,900,725 shares (stated value $145.4 million) outstanding at June 30, 1997 and December 31, 1996.

      Series G,  $1 par value; annual dividends per share $1.05;
      redeemable at $10.50 per share; 1,964,158 shares (stated value $17.4 million) outstanding at June 30, 1997 and December 31, 1996.

F. Capital Stock At June 30, 1997, there were 58,914,305 shares of AFG Common Stock outstanding, including 1,369,996 shares held by American Premier for distribution to certain creditors and other claimants pursuant to a plan of reorganization relating to American Premier's predecessor. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

   At June 30, 1997, there were 5.3 million shares of AFG Common
   Stock reserved for issuance upon exercise of stock options. As of that date, AFG had options for 3.9 million shares outstanding. Options become exercisable at the rate of 20% per year commencing one year after grant; those granted to nonemployee directors of AFG are generally fully exercisable upon grant. All options expire ten years after the date of grant.

   A progression of AFG's Shareholders' Equity is as follows (dollars in thousands) (see Note J - "Subsequent Event"):

                                                         Common Stock
                                                Common    and Capital   Retained
                                                Shares        Surplus   Earnings   Unrealized
    Balance at December 31, 1996            61,071,626       $806,721   $559,716     $188,000

     Net earnings                                 -              -       124,319         -
     Change in unrealized                         -              -          -          50,600
     Dividends on Common Stock                    -              -       (30,112)        -
     Shares issued:
      Exercise of stock options                 88,557          1,985       -            -
      Dividend reinvestment plan                 5,143            187       -            -
      Employee stock purchase plan              35,793          1,309       -            -
      Portion of bonuses paid in stock          40,500          1,521       -            -
      Directors fees paid in stock                 613             22       -            -
     Shares repurchased                     (2,327,927)       (30,774)   (53,452)        -
     Capital transactions of subsidiaries         -              (980)      -            -
     Change in foreign currency translation       -              (187)      -            -

     Balance at June 30, 1997               58,914,305       $779,804   $600,471     $238,600

                AMERICAN FINANCIAL GROUP, INC. 10-Q

G. Extraordinary Items Extraordinary items represent AFG's proportionate share of losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                   Six months ended
                                        June 30,
     Subsidiaries:                  1997       1996
       AFC (parent)                 ($36)  ($ 9,499)
       APU (parent)                  (42)      (563)
       AAG                            -      (5,605)
       Other                          -         110
     Investee:
       Chiquita                       -      (1,944)
                                    ($78)  ($17,501)

H. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFG's Statement of Cash Flows consisted of the following (in thousands):
                                   Held to   Available
     1997                         Maturity    For Sale         Total
     Purchases                    $  2,018  $1,204,113    $1,206,131
     Maturities and redemptions    197,546     163,228       360,774
     Sales                            -        698,990       698,990

     1996
     Purchases                    $149,665  $1,011,892    $1,161,557
     Maturities and redemptions    145,138     178,280       323,418
     Sales                            -        490,604       490,604

I. Commitments and Contingencies There have been no significant changes to the matters discussed and referred to in Note M "Commitments and Contingencies" in AFG's Annual Report on Form 10-K for 1996.

J. Subsequent Event In July 1997, AFG announced that it has entered into agreements with two of its subsidiaries, AFC and AFEI, pursuant to previously announced plans to reduce its corporate expenses and improve its corporate capital structure.

   AFG has proposed a merger transaction whereby holders of AFC's Series F preferred would receive consideration of $22.35 per share and holders of AFC's Series G preferred would receive consideration of $10.50 per share plus accrued dividends. Consideration would be payable, at the holder's election, in shares of a new issue of AFC preferred stock, in cash, or a combination of the two. It is a condition to the merger that there be approximately 3.1 million shares of new preferred stock issued, representing at least 20% of AFC's total voting power. The new preferred would be redeemable at AFC's option after the eighth anniversary of its issuance, have a liquidation value of $22.35 per share and an annual dividend of $1.90 per share, paid semi-annually.

   AFG has also proposed that AFEI engage in a merger transaction whereby all publicly held shares of AFEI would be exchanged, at the option of AFEI shareholders, for shares of AFG common stock on a one-for-one basis, or $37.00 per share in cash. There are approximately 2.7 million shares of AFEI common stock outstanding (including yet-unexercised employee stock options) which are not beneficially owned by AFG. In conjunction with the AFEI merger, AFG shareholders will be asked to approve an AFG plan of reorganization that provides that a new holding company be formed which would be the ultimate parent entity of AFG and all

                AMERICAN FINANCIAL GROUP, INC. 10-Q
   of its subsidiaries, and which would be the issuer of the new
   AFG stock in exchange for AFEI common stock. No material change in AFG's financial statements or in the rights of its security holders would occur as a result of such a reorganization.

   These transactions are subject to the receipt of all required shareholder, stock exchange listing and regulatory approvals.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios AFG's debt to total capital ratio at the parent holding company level was approximately 15% at June 30, 1997 and December
31, 1996. AFG's ratio of earnings to fixed charges on a total enterprise basis was 3.73 for the first six months of 1997 compared to 4.22 for the entire year of 1996.

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

Bank credit lines at several subsidiary holding companies provide ample liquidity and can be used to obtain funds for the operating subsidiaries or, if necessary, for the parent companies, AFC, American Premier and ultimately AFG. Agreements with the banks generally run for three to seven years and are renewed before maturity. While it is highly unlikely that all such amounts would ever be borrowed at one time, a maximum of $510 million is available under these bank facilities. At June 30, 1997 there were no outstanding borrowings under these credit lines.

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

Investments Approximately 93% of the bonds and redeemable preferred stocks held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at June 30, 1997. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

RESULTS OF OPERATIONS

General Pretax earnings before extraordinary items for the three months ended June 30, 1997 were $95.5 million, an increase of $13.5 million over the comparable 1996 period. The increase is attributable to an $18 million improvement in underwriting profit in the property and casualty operations and a reduction of $7.7 million in interest expense resulting from debt retirements in 1996. These items were partially offset by an increase of $5.3 million in minority interest expense relating primarily to trust preferred securities issued in late 1996 and 1997 and a decrease of $1.5 million in realized gains.

Pretax earnings before extraordinary items were $197 million for the first six months of 1997 compared to $204.8 million for the first six months of 1996. Excluding realized gains, pretax earnings before extraordinary items were $190.3 million and $146.5 million for the first six months of 1997 and 1996, respectively. The improvement in 1997 was due primarily to (i) an increase of $24.6 million in underwriting profit in the property and casualty operations, (ii) an increase of $12.6 million in investment income primarily in the annuity, life and health operations, (iii) an increase of $6.1 million in investee earnings and (iv) a reduction of $15.8 million in interest expense. These improvements were partially offset by an increase of $9.8 million in minority interest expense.

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

               AMERICAN FINANCIAL GROUP, INC. 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                Three months ended         Six months ended
                                      June 30,                  June 30,
                                    1997      1996         1997        1996
  Net Written Premiums (GAAP)
    NSA Group                     $328.2    $296.1     $  657.9    $  591.6
    Specialty Operations           257.6     267.4        522.0       485.1
    Commercial and Personal
      Operations                   135.8     162.9        230.6       328.2
    Other Lines                       -         .2           -           .3
                                  $721.6    $726.6     $1,410.5    $1,405.2
  Combined Ratios (GAAP)
    NSA Group                       97.1%    100.8%        97.2%      101.4%
    Specialty Operations            88.0      97.4         90.3        93.9
    Commercial and Personal
      Operations                   102.7     104.7        102.9       104.2
    Aggregate (including
      other lines)                  98.6     101.2         98.5       100.4

 NSA Group The NSA Group's 11% increase in net written premiums in the second quarter and first half of 1997 is due primarily to volume increases in California resulting from enactment of legislation which requires drivers to provide proof of insurance in order to obtain a valid permit. The improvement in the combined ratio reflects rate increases in various states over the last couple of years.

 Specialty Operations Net written premiums for the specialty operations decreased 4% during the second quarter from the comparable 1996 period due primarily to reductions in executive liability and agricultural-related coverages. Underwriting results for the second quarter of 1997 reflect improved results in certain specialty niche operations. Net written premiums increased 8% during the first six months of 1997 due primarily to the impact of $30 million of premiums assumed on general aviation policies under a reinsurance agreement with American Eagle Insurance Company in the first quarter of 1997 and the return of premiums related to the withdrawal from a voluntary pool in 1996.

 Commercial and Personal Operations Net written premiums for the commercial and personal operations decreased 17% during the second quarter and 30% during the first six months from the comparable 1996 periods due primarily to a reinsurance agreement, effective January 1, 1997, under which 80% of all AFG's homeowners' business will be reinsured, and reduced writings of personal automobile coverages in certain states. Excluding the impact of the reinsurance agreement, premiums decreased 9% and 11%, respectively. Underwriting results for 1997 improved due in part to the impact in 1996 of weather-related losses.

Investment Income Investment income increased $12.6 million (3%) for the first six months of 1997 compared to 1996 due primarily to an increase in the average amount of investments held.

Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities.
Individual securities are sold creating gains and losses as market opportunities exist.

               AMERICAN FINANCIAL GROUP, INC. 10-Q

               Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued


Investee Corporations Equity in net earnings of investee corporations in 1997 represents AFG's proportionate share of Chiquita's earnings. Chiquita reported net income of $84.4 million for the first six months of 1997 and $61.8 million for the comparable 1996 period. Chiquita's results for 1996 include $12 million of charges for damages resulting from industry-wide flooding in Costa Rica. Included in earnings from investees in 1996 were earnings of $1.5 million attributable to AFG's investment in Citicasters which was sold in September 1996.

Gains on Sales of Subsidiaries The gain on sale of subsidiaries in 1997 represents a pretax gain on the sale of a travel agency. The gains on sales of subsidiaries in 1996 include a pretax gain of $33.9 million on the sale of Buckeye Management Company and the settlement of litigation related to a subsidiary sold in 1993.

Other Income Other income decreased $10.2 million (28%) in the second quarter of 1997 and $13.1 million (20%) in the first six months of 1997 compared to 1996 due primarily to the sale of a subsidiary in the first quarter of 1997.

Annuity Benefits Annuity benefits reflect interest credited to annuity policyholders' funds accumulated. The majority of AAG's fixed rate annuity products permit AAG to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread without a substantial effect on persistency. Annuity benefits increased 3% in the second quarter and 2% in the first six months of 1997 due primarily to an increase in average annuity benefits accumulated.

Interest on Borrowed Money Interest expense decreased $7.7 million (36%) during the second quarter and $15.8 million (37%) during the first six months of 1997 from the comparable 1996 periods. The decrease reflects significant debt reductions in 1996.

Other Operating and General Expenses Decreases in other operating and general expenses resulting from the sale of a subsidiary in 1997 were partially offset by increases in minority interest due primarily to distribution requirements on the trust preferred securities.

NEW TAX LEGISLATION

New federal tax legislation was signed into law in August 1997.
Management believes the legislation will not have a material effect on AFG's financial condition or results of operations.

                AMERICAN FINANCIAL GROUP, INC. 10-Q
                               PART II
                          OTHER INFORMATION


                               Item 4

         Submission of Matters to a Vote of Security Holders

   AFG's Annual Meeting of Shareholders was held on May 29, 1997; the only issue voted upon was the election of a Board of Directors. All of the eight nominees were elected. The votes cast for and those withheld are set forth below:


       Name                  For        Against     Withheld      Abstain
 Theodore H. Emmerich    51,701,683       N/A        647,130        N/A
 James E. Evans          51,722,187       N/A        626,626        N/A
 Thomas M. Hunt          51,689,307       N/A        659,506        N/A
 Carl H. Lindner         51,675,065       N/A        673,748        N/A
 Carl H. Lindner III     51,708,140       N/A        640,673        N/A
 Keith E. Lindner        51,646,075       N/A        702,738        N/A
 S. Craig Lindner        51,707,244       N/A        641,569        N/A
 William R. Martin       51,700,064       N/A        648,749        N/A

N/A - Not Applicable



                              Item 6

                 Exhibits and Reports on Form 8-K

(a)  Exhibits:

      Number             Description

       11                Computation of earnings per share.

       27 Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.

(b)  Reports on Form 8-K:

      Date of Report     Item Reported

      July 14, 1997      Merger agreements involving two
                         subsidiaries, AFC and AFEI and AFG's
                         Reorganization.

                AMERICAN FINANCIAL GROUP, INC. 10-Q
                              PART II
                   OTHER INFORMATION - CONTINUED


                             Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                American Financial Group, Inc.

August 12, 1997                 BY:Fred J. Runk
                                   Fred J. Runk
                                   Senior Vice President and Treasurer