Form 10-K405/A
period 1996-12-31
AMERICAN FINANCIAL GROUP INC /OH/
filed 1997-10-29
CIK 933537

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K/A

                         Amendment No. 2 to
       Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


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

   Included in the balance sheet caption "recoverables from reinsurers and prepaid reinsurance premiums" were $79 million on paid losses and LAE and $720 million on unpaid losses and LAE at December 31, 1996. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations. Market conditions over the past few years have forced many reinsurers into financial difficulties or liquidation proceedings. At December 31, 1996, AFG's insurance subsidiaries had allowances of approximately $79 million for doubtful collection of reinsurance recoverables, substantially all related to unpaid losses. AFG regularly monitors the financial strength of its reinsurers. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to reinsurers having more than $100 million in capital and A.M. Best ratings of A- or better. AFG's major reinsurers include American Re-Insurance
Company, Employers Reinsurance Corporation, NAC Reinsurance Corporation,
Mitsui Marine and Fire Insurance Company and General Reinsurance Corporation. These five companies assume approximately one-third of AFG's ceded reinsurance.

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

   Future costs of claims are projected based on historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors which are subject to significant variation. Through the use of analytical reserve development techniques, management monitors items such as the effect of inflation on medical, hospitalization, material, repair and replacement costs, general economic trends and the legal environment. Although management believes that the reserves currently established reflect a reasonable and sufficient estimate of the ultimate cost of all losses and claims, actual development may vary materially.


   AFG recognizes underwriting profit only when realization is reasonably determinable and assured. In certain specialty lines, where experience is limited or where there is potential for volatile results, AFG holds reasonable "incurred but not reported" reserves and does not recognize underwriting profit until the accident years mature.

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

                                  1986    1987    1988    1989    1990

Liability for unpaid losses
and loss adjustment expenses:
 As originally estimated        $1,843  $2,024  $2,209  $2,246  $2,137
 As re-estimated at
  December 31, 1996              2,459   2,423   2,472   2,462   2,280

Liability re-estimated (*):
 One year later                  102.7%  102.5%   99.8%  100.4%   98.6%
 Two years later                 107.3%  103.6%  100.0%   99.3%   97.7%
 Three years later               109.7%  103.1%   99.7%   98.4%   97.4%
 Four years later                110.8%  102.5%   98.7%   98.2%   99.2%
 Five years later                111.8%  102.6%   99.1%  101.1%   98.4%
 Six years later                 112.7%  103.5%  103.0%  101.1%  106.7%
 Seven years later               115.3%  109.4%  103.0%  109.6%
 Eight years later               122.1%  109.8%  111.9%
 Nine years later                122.5%  119.7%
 Ten years later                 133.4%
 Cumulative deficiency
 (redundancy)                     33.4%   19.7%   11.9%    9.6%    6.7%

Cumulative paid as of:
 One year later                   33.0%   29.2%   29.4%   32.3%   26.1%
 Two years later                  52.5%   49.0%   48.6%   48.2%   43.2%
 Three years later                67.7%   63.5%   59.8%   59.2%   55.3%
 Four years later                 79.3%   72.2%   67.9%   67.6%   64.8%
 Five years later                 86.4%   78.5%   74.0%   74.3%   70.4%
 Six years later                  91.9%   83.6%   79.5%   78.1%   74.9%
 Seven years later                96.1%   87.7%   82.4%   81.7%
 Eight years later               100.0%   90.3%   85.7%
 Nine years later                102.7%   93.3%
 Ten years later                 105.7%

                                  1991    1992    1993    1994    1995    1996

Liability for unpaid losses
and loss adjustment expenses:
 As originally estimated        $2,129  $2,123  $2,113  $2,187  $3,393  $3,404
 As re-estimated at
  December 31, 1996              2,199   2,134   2,058   2,170   3,345     N/A

Liability re-estimated (*):
 One year later                   99.3%  100.0%   98.1%   95.1%   98.6%
 Two years later                  98.8%   98.2%   92.7%   99.2%
 Three years later                98.0%   93.5%   97.4%
 Four years later                 95.8%  100.5%
 Five years later                103.3%
 Six years later
 Seven years later
 Eight years later
 Nine years later
 Ten years later

Cumulative deficiency
 (redundancy)                      3.3%     .5%   (2.6%)   (.8%)  (1.4%)   N/A

Cumulative paid as of:
 One year later                   26.4%   26.7%   25.2%   26.5%   33.0%
 Two years later                  43.0%   43.7%   40.1%   42.4%
 Three years later                55.4%   53.6%   50.8%
 Four years later                 62.6%   61.0%
 Five years later                 68.1%
 Six years later
 Seven years later
 Eight years later
 Nine years later
 Ten years later


(*) Reflects significant A&E charges and reallocations in 1994 and 1996 for prior years losses.

   The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.
                                                  1993    1994    1995    1996
  As originally estimated:
    Net liability shown above                   $2,113  $2,187  $3,393  $3,404
    Add reinsurance recoverables                   611     730     704     720
    Gross liability                             $2,724  $2,917  $4,097  $4,124
  As re-estimated at
  December 31, 1996:
    Net liability shown above                   $2,058  $2,170  $3,345
    Add reinsurance recoverables                   553     637     726
    Gross liability                             $2,611  $2,807  $4,071     N/A

  Gross cumulative deficiency
    (redundancy)                                  (4.1%)  (3.8%)   (.6%)   N/A

   The following table presents certain data from the table above, adjusted to include reserves of American Premier's subsidiaries for periods subsequent to their entry into the insurance business in 1989 and prior to the Mergers in 1995.


                                  1989     1990     1991     1992     1993     1994
Liability for unpaid losses
and loss adjustment expenses:
 As originally estimated        $2,616   $2,739   $2,793   $2,886   $3,029   $3,267
 As re-estimated at
  December 31, 1996              2,776    2,818    2,801    2,779    2,835    3,146

Cumulative deficiency
  (redundancy)                     6.1%     2.9%      .3%    (3.7%)   (6.4%)   (3.7%)

Reconciliation of gross
liability to net liability:
  As originally estimated:
    Net liability shown above                                       $3,029   $3,267
    Add reinsurance recoverables                                       656      781
    Gross liability                                                 $3,685   $4,048
  As re-estimated at
  December 31, 1996:
    Net liability shown above                                       $2,835   $3,146
    Add reinsurance recoverables                                       574      691
    Gross liability                                                 $3,409   $3,837

  Gross cumulative deficiency
    (redundancy)                                                      (7.5%)   (5.2%)


   These tables do not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFG's
$80 million charge for asbestos and environmental claims related to losses recorded in 1996, but incurred before 1986 is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.


   The adverse development in the tables is due primarily to asbestos and environmental exposures for which AFC has been held liable under general liability policies written years ago where environmental coverage was not intended. Other factors affecting development included higher than projected inflation on medical, hospitalization, material, repair and replacement costs. Additionally, changes in the legal environment have influenced the development patterns over the past ten years. Two significant changes in the early to mid-1980s were the trend towards an adverse litigious climate and the change from contributory to comparative negligence.

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


   Significant industrywide information concerning A&E reserves first became broadly available in mid-1996 following the publication of new data relating to that subject in the 1995 Annual Statements of insurance companies. During 1995 and 1996, a number of insurers recorded large reserve increases for A&E exposures. By the end of 1995, the industry's one-year survival ratio (reserves divided by average annual paid losses) had increased from a multiple of six times in the early 1990's to more than nine times. The following table compares AFG's three-year survival ratio for A&E claims with that of the industry.

                                           December 31,
    Survival Ratio:                 1996      1995      1994
       AFG                          10.5       6.5       7.0
       Industry(a)                   8.2       9.4       7.9

    (a)  Source: "BestWeek - Property and Casualty Supplement"
         (September 15, 1997 Edition.)

   Industry actions and statistics in 1995 caused AFG to re-evaluate its position in relation to its peers as part of the continuing process of obtaining additional information and revising accounting estimates. This process led management to conclude that the A&E reserves should be increased sufficiently to bring AFG's three-year survival ratio in line with those of the top 50 companies. In the third quarter of 1996, AFG strengthened its A&E reserve to approximately 10.5 times average annual paid losses based upon these revised industry standards for reserving such claims. AFG recorded a non-cash, pretax charge of $80 million and reallocated $40 million in reserves from its Specialty Operations. Based on known facts, current law, and current industry practices, management believes that its reserves for such claims are appropriate.

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

   Since the mid-1980's, AFG has also written certain environmental coverages (asbestos abatement and underground storage tank liability) in which the premium charged is intended to provide coverage for the specific environmental exposures inherent in these policies. The business has been profitable since its inception. To date, approximately $180 million of premiums has been written, $20 million in losses and LAE has been paid and reserves for unpaid losses and LAE aggregated $41 million at December 31, 1996 (not included in the above table).

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

   The National Association of Insurance Commissioners' model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 1996, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements (the lowest capital ratio of any AFG subsidiary was 2.8 times its authorized control level RBC; weighted average of all AFG subsidiaries was 5.0 times).

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

   For certain lines of business and products where the credibility of the range of loss projections is less certain (primarily the various specialty lines listed above), management believes that it is prudent and appropriate to use conservative assumptions until such time as the data, experience and projections have more credibility, as evidenced by data volume, consistency and maturity of the data. While this practice mitigates the risk of adverse development on this business, it does not eliminate it.


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

   Operating results for 1996 were adversely impacted by two unusual items:
(i) higher than normal catastrophe losses including approximately $30 million in losses due to Hurricane Fran and (ii) the strengthening of A&E reserves (exposures for which AFG may be liable under general liability policies written years ago). A standard insurance measure used in analyzing the adequacy of A&E reserves is the "survival ratio" (reserves divided by three-year average annual paid losses). Due in part to the greater uncertainties inherent in estimating A&E claims, management evaluates its survival ratio in relation to those published for the industry. Based primarily on industry survival ratios published in mid-1996, AFG increased
A&E reserves of its discontinued insurance lines by $120 million by recording a third quarter, non-cash pretax charge of $80 million and reallocating
$40 million or approximately 2% of reserves from its Specialty Operations. Reserves for unpaid losses and loss adjustment expenses of the Specialty
Lines were approximately $2.1 billion, $2.2 billion and $1.5 billion at December 31, 1996, 1995 and 1994, respectively. Following a detailed analysis of overall reserves, the reallocation was made based on available data, experience and projections. A&E reserves at December 31, 1996, were approximately $343 million, an amount equal to approximately 10.5 times the preceding three years' average claim payments.

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

Other Operating and General Expenses Operating and general expenses in 1994 included a charge of $18 million for allowance for bad debts and a charge of $19 million for a California insurance reform measure.

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

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF EARNINGS
                (In Thousands, Except Per Share Data)

                                                       Year ended December 31,
                                                    1996         1995         1994
Income:
  Property and casualty insurance premiums    $2,844,512   $2,648,703   $1,378,628
  Life, accident and health premiums             103,552       15,691        2,231
  Investment income                              846,428      750,640      582,931
  Realized gains (losses) on sales
    of securities                                 (3,470)      84,028       48,342
  Equity in net earnings (losses) of
  investee corporations                          (16,955)      15,237      (16,573)
  Gains on sales of investee corporations        169,138          335        1,694
  Gains on sales of subsidiaries                  36,837         -            -
  Other income                                   135,355      114,975      107,051
                                               4,115,397    3,629,609    2,104,304

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expense         2,131,421    1,977,395      986,996
    Commissions and other underwriting
      expenses                                   793,800      707,340      428,590
  Annuity benefits                               271,821      254,650      241,811
  Life, accident and health benefits              92,315       13,202        1,524
  Interest charges on borrowed money              76,052      122,568      115,162
  Minority interest expense                       47,821       33,264        8,903
  Book Value Incentive Plan                         -            -          34,740
  Other operating and general expenses           348,923      274,271      243,010
                                               3,762,153    3,382,690    2,060,736
Earnings before income taxes and
  extraordinary items                            353,244      246,919       43,568
Provision for income taxes                        91,277       56,489       24,650

Earnings before extraordinary items              261,967      190,430       18,918

Extraordinary items - gain (loss) on
  prepayment of debt                             (28,667)         817      (16,818)

Net Earnings                                  $  233,300   $  191,247   $    2,100

Preferred dividend requirement of
  predecessor company                               -           6,349       25,709

Net earnings (loss) available to
  Common Shares                               $  233,300   $  184,898  ($   23,609)

Earnings (loss) per Common Share:
  Before extraordinary items                       $4.31        $3.87        ($.24)
  Extraordinary items                               (.47)         .01         (.59)
  Net earnings (loss)                              $3.84        $3.88        ($.83)

Average number of Common Shares                   60,801       47,620       28,324

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

   The valuation of American Premier's net assets was determined based on the fair market value of the AFG shares issued to shareholders other than AFC and was allocated to American Premier's assets and liabilities based on their fair values at the date of acquisition. The following unaudited pro forma data is presented as if the Mergers occurred on January 1, 1994 (in millions, except per share data).

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

   Benefit Plans AFG provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans. Contributions to benefit plans are charged against earnings in the year for which they are declared. Both AFC and American Premier had contributory employee savings plans and noncontributory Employee Stock Ownership Retirement Plans ("ESORP"). Under one of the savings plans, American Premier matched a specified portion of employee contributions. Under the ESORP plans, contributions are invested in securities of AFG and affiliates for the benefit of their employees. In 1997, these ESORP plans were combined into a new plan.

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

   Minority Interest For balance sheet purposes, minority interest represents the interests of noncontrolling shareholders in AFG subsidiaries, including AFC preferred stock and trust originated preferred securities ("TOPrS") issued by trust subsidiaries of AFG. For income statement purposes, minority interest expense represents those shareholders' interest in the earnings of AFG subsidiaries as well as AFC preferred dividends following the Mergers and accrued distributions on the TOPrS.

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

           AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

H. Long-Term Debt Long-term debt consisted of the following at December 31, (in thousands):

                                                              1996       1995
   American Financial Corporation (Parent Company):
     9-3/4% Debentures due April 2004, less discount
       of $1,146 and $1,249 (imputed rate - 9.8%)         $164,368   $302,510
     Other                                                   8,441      8,692

                                                          $172,809   $311,202

   American Premier Underwriters, Inc. (Parent Company):
     9-3/4% Subordinated Notes due August 1999,
      including premium of $1,912 and $4,403
      (imputed rate - 8.8%)                               $ 93,604   $161,531
     10-5/8% Subordinated Notes due April 2000,
      including premium of $2,629 and $7,210
      (imputed rate - 8.8%)                                 54,595    120,222
     10-7/8% Subordinated Notes due May 2011,
      including premium of $1,642 and $5,082
      (imputed rate - 9.6%)                                 18,496     55,581

                                                          $166,695   $337,334

   American Annuity Group, Inc.:
     Notes payable under bank line due September 1999     $ 44,700   $ 20,500
     9-1/2% Senior Notes due August 2001                    40,845     41,490
     11-1/8% Senior Subordinated Notes due February 2003    24,080    101,443
     Other                                                   5,275      4,301

                                                          $114,900   $167,734

   Other Subsidiaries:
     Notes payable secured by real estate                 $ 52,543   $ 53,066
     Other                                                  10,972     12,727

                                                          $ 63,515   $ 65,793

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

   AAG and AFEI have revolving credit agreements with banks under which they can borrow up to $115 million and $20 million, respectively. Borrowings bear interest at floating rates based on prime or LIBOR and are collateralized. At December 31, 1996 and 1995, the weighted average interest rate on amounts borrowed under AAG's bank credit lines was 6.7% and 6.8%, respectively. At December 31, 1996 and 1995, there were no outstanding borrowings under the AFEI credit line.

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

   Stock Options At December 31, 1996, there were 5.4 million shares of AFG Common Stock reserved for issuance under AFG's Stock Option Plan. Under the Stock Option Plan, the exercise price of each option equals the market price of AFG Common Stock at the date of grant. Options become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are generally fully exercisable upon grant. All options expire ten years after the date of grant. No compensation cost has been recognized for stock option grants. Had compensation cost been determined for stock option awards based on the fair values at grant dates consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, AFG's net income and earnings per share would not have been materially different from amounts reported. For Statement No. 123 purposes, calculations were determined using the Black-Scholes option pricing model and the following assumptions: dividend yield of 2%; expected volatility of 20%; risk-free interest rate of 6.2%; and expected life of 7.5 years.

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

K. Income Taxes The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Earnings (in thousands):

                                                    1996       1995      1994
    Earnings before income taxes
      and extraordinary items                   $353,244   $246,919   $43,568
    Extraordinary items before income taxes      (35,670)       536   (17,192)
    Adjusted earnings before income taxes       $317,574   $247,455   $26,376

    Income taxes at statutory rate              $111,151   $ 86,609   $ 9,232
    Effect of:
      Losses (utilized) not utilized             (43,302)   (40,292)   19,267
      Dividends received deduction                (7,450)    (7,823)   (8,528)
      Minority interest                           15,112     11,673     2,998
      Amortization of intangibles                  3,065      3,015     1,987
      Tax exempt interest                           (597)      (897)     (689)
      Foreign income taxes                         3,474        359         6
      State income taxes                           4,140         81       149
      Other                                       (1,319)     3,483      (146)
    Total provision                               84,274     56,208    24,276

    Amounts applicable to extraordinary items      7,003        281       374
    Provision for income taxes as shown
      on the Statement of Earnings              $ 91,277   $ 56,489   $24,650

   Adjusted earnings before income taxes consisted of the following (in thousands):

                                                    1996       1995      1994
    Subject to tax in:
      United States                             $331,842   $250,423   $28,422
      Foreign jurisdictions                      (14,268)    (2,968)   (2,046)

                                                $317,574   $247,455   $26,376

         AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

   The total income tax provision consists of (in thousands):

                                         1996      1995      1994
       Current taxes (credits):
         Federal                      $22,450   $38,512   $21,028
         Foreign                       (1,735)   (1,213)      -
         State                          6,369       124       226
       Deferred taxes:
         Federal                       56,869    18,233     3,012
         Foreign                          321       552        10

                                      $84,274   $56,208   $24,276

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

       (*)  Includes American Premier

   The gross deferred tax asset has been reduced by a valuation allowance based on an analysis of the likelihood of realization. Factors considered in assessing the need for a valuation allowance include: (i) recent tax returns, which show neither a history of large amounts of taxable income nor cumulative losses in recent years, (ii) opportunities to generate taxable income from sales of appreciated assets, and (iii) the likelihood of generating larger amounts of taxable income in the future. The likelihood of realizing this asset will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period in which the developments on which they are based become known. The aggregate valuation allowance decreased by $174 million in 1996 due primarily to the expiration of American Premier's loss carryforwards.

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

   American Premier's liability for occupational injury and disease claims of $70.1 million (included in other liabilities) at December 31, 1996, includes pending and expected claims by former employees of PCTC for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the railroad workplace. Anticipated recoveries of $54.1 million on these liabilities are included in other assets. Recorded amounts are based on the accumulation of estimates of reported and unreported claims and related expenses and estimates of probable recoveries from insurance carriers.

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

   Other operating and general expenses included charges for possible losses on agents' balances, reinsurance recoverables and other receivables in the following amounts: 1996 - $0, 1995 - $0 and 1994 - $18 million. The aggregate allowance for such losses amounted to approximately $123 million and $127 million at December 31, 1996 and 1995, respectively.

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

   Restrictions on Transfer of Funds and Assets of Subsidiaries Payments of dividends, loans and advances by AFG's subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 1997 from its insurance subsidiaries without seeking regulatory clearance is approximately $225 million. Total "restrictions" on intercompany transfers from AFG's subsidiaries cannot be quantified due to the discretionary nature of the restrictions.

   Benefit Plans AFG expensed $16.3 million in 1996, $16.5 million in 1995 and $6.2 million in 1994 for contributions to its ESORP and employee savings plans.

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


                                     American Financial Group, Inc.


                                     BY:  FRED J. RUNK
                                          Fred J. Runk
                                          Senior Vice President and
                                            Treasurer



    Dated:  October 29, 1997