Form 10-Q
period 1997-09-30
AMERICAN FINANCIAL GROUP INC /OH/
filed 1997-11-14
CIK 933537

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
September 30, 1997                                  No. 1-11453



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


   As of November 1, 1997, there were 58,752,219 shares of the Registrant's Common Stock outstanding, excluding 18,666,614 shares owned by subsidiaries.

                AMERICAN FINANCIAL GROUP, INC. 10-Q
                              PART I
                       FINANCIAL INFORMATION

          AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Thousands)

                                                   September 30,  December 31,
                                                           1997          1996
           Assets
Cash and short-term investments                     $   353,951   $   448,296
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $3,318,500 and $3,528,100)            3,250,282     3,491,126
    Available for sale - at market
      (amortized cost - $7,051,321 and $6,362,597)    7,307,421     6,494,597
  Other stocks - principally at market
    (cost - $110,812 and $142,364)                      401,112       327,664
  Investment in investee corporations                   219,044       199,651
  Loans receivable                                      542,763       568,765
  Real estate and other investments                     217,513       208,765
     Total investments                               11,938,135    11,290,568

Recoverables from reinsurers and prepaid
  reinsurance premiums                                1,001,615       942,450
Agents' balances and premiums receivable                709,882       609,403
Deferred acquisition costs                              481,859       452,041
Other receivables                                       260,189       272,595
Deferred tax asset                                       12,384       137,284
Assets held in separate accounts                        280,461       247,579
Prepaid expenses, deferred charges and other
  assets                                                374,780       372,321
Cost in excess of net assets acquired                   269,850       278,581

                                                    $15,683,106   $15,051,118

       Liabilities and Capital
Unpaid losses and loss adjustment expenses          $ 4,199,056   $ 4,123,701
Unearned premiums                                     1,336,031     1,247,806
Annuity benefits accumulated                          5,505,794     5,365,612
Life, accident and health reserves                      600,105       575,380
Long-term debt:
  Holding companies                                     243,719       339,504
  Subsidiaries                                          147,134       178,415
Liabilities related to separate accounts                280,461       247,579
Accounts payable, accrued expenses and other
  liabilities                                           987,542       924,244
     Total liabilities                               13,299,842    13,002,241

Minority interest                                       671,989       494,440

Shareholders' Equity:
  Common Stock, $1 par value
    - 200,000,000 shares authorized
    - 58,974,057 and 61,071,626 shares outstanding       58,974        61,072
  Capital surplus                                       721,668       745,649
  Retained earnings                                     612,433       559,716
  Net unrealized gain on marketable securities,
    net of deferred income taxes                        318,200       188,000
     Total shareholders' equity                       1,711,275     1,554,437

                                                    $15,683,106   $15,051,118

                AMERICAN FINANCIAL GROUP, INC. 10-Q

          AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF EARNINGS
               (In Thousands, Except Per Share Data)

                                               Three months ended           Nine months ended
                                                  September 30,                September 30,
                                                 1997          1996            1997          1996
Income:
  Property and casualty insurance
    premiums                               $  739,858    $  718,826      $2,102,001    $2,162,634
  Life, accident and health premiums           32,149        24,809          84,845        80,323
  Investment income                           218,684       212,614         646,178       627,489
  Realized gains on sales of securities        29,682         3,161          35,693        24,604
  Equity in net earnings (losses) of
    investee corporations                     (13,914)       (3,361)         18,094        22,505
  Gain on sale of investee corporation           -          169,376            -          169,376
  Gains on sales of subsidiaries                 -             -                731        36,837
  Other income                                 28,347        38,088          80,633       103,424
                                            1,034,806     1,163,513       2,968,175     3,227,192

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses       545,915       616,294       1,510,426     1,655,634
    Commissions and other underwriting
      expenses                                208,975       187,486         586,580       596,505
  Annuity benefits                             72,868        69,514         212,305       206,319
  Life, accident and health benefits           28,250        21,742          78,238        70,212
  Interest charges on borrowed money           12,879        17,843          40,433        61,243
  Minority interest expense                    16,794        17,024          46,851        37,327
  Other operating and general expenses         91,657        82,838         238,882       244,351
                                              977,338     1,012,741       2,713,715     2,871,591

Earnings before income taxes and
  extraordinary items                          57,468       150,772         254,460       355,601
Provision for income taxes                     23,801        29,196          96,396        94,484

Earnings before extraordinary items            33,667       121,576         158,064       261,117

Extraordinary items - loss on prepayment
  of debt                                      (6,973)       (8,411)         (7,051)      (25,912)

Net Earnings                               $   26,694    $  113,165      $  151,013    $  235,205

Earnings (loss) per Common Share:
  Before extraordinary items                     $.57         $2.00           $2.65         $4.30
  Extraordinary items                            (.12)         (.14)           (.12)         (.43)
  Net earnings                                   $.45         $1.86           $2.53         $3.87


Average number of Common Shares                58,939        60,954          59,747        60,722

                AMERICAN FINANCIAL GROUP, INC. 10-Q

          AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands)

                                                         Nine months ended
                                                            September 30,
                                                            1997         1996
Operating Activities:
  Net earnings                                        $  151,013   $  235,205
  Adjustments:
   Extraordinary items                                     7,051       25,912
   Depreciation and amortization                          51,202       50,724
   Annuity benefits                                      212,144      206,319
   Equity in net earnings of investee corporations       (18,094)     (22,505)
   Changes in reserves on assets                            (102)      11,866
   Realized gains on investing activities                (36,102)    (230,142)
   Decrease (increase) in reinsurance and other
     receivables                                        (216,610)      47,854
   Decrease in other assets                               64,850       31,117
   Increase in insurance claims and reserves             188,305       62,453
   Decrease in other liabilities                         (86,022)    (131,959)
   Increase in minority interest                          16,542       13,993
   Dividends from investees                                3,600        3,600
   Other, net                                            (17,590)      (7,014)
                                                         320,187      297,423
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                        (1,816,909)  (1,522,674)
    Equity securities                                    (22,783)      (9,270)
    Investees and subsidiaries                            (4,900)        -
    Real estate, property and equipment                  (35,396)     (25,629)
  Maturities and redemptions of fixed maturity
    investments                                          535,178      455,315
  Sales of:
    Fixed maturity investments                           935,942      587,677
    Equity securities                                     85,677       32,687
    Investees and subsidiaries                             2,500      286,648
    Real estate, property and equipment                    2,792        7,438
  Cash and short-term investments of former
    subsidiaries                                             (70)      (4,589)
  Increase in other investments                           (4,448)      (9,438)
                                                        (322,417)    (201,835)

Financing Activities:
  Annuity receipts                                       369,731      410,203
  Annuity payments                                      (439,818)    (372,005)
  Additional long-term borrowings                         63,090      278,275
  Reductions of long-term debt                          (110,494)    (515,253)
  Issuances of Common Stock                                4,835       15,320
  Repurchases of Common Stock                            (84,226)      (8,563)
  Issuances of trust preferred securities                149,353         -
  Cash dividends paid                                    (44,586)     (45,482)
                                                         (92,115)    (237,505)

Net Decrease in Cash and Short-term Investments          (94,345)    (141,917)

Cash and short-term investments at beginning
  of period                                              448,296      544,408

Cash and short-term investments at end of period      $  353,951   $  402,491

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

   AFG's ownership of subsidiaries and significant investees with publicly traded common shares was as follows:
                                                  September 30,   December 31,
                                                          1997    1996   1995
    American Annuity Group, Inc. ("AAG")                    81%     81%    81%
    American Financial Enterprises, Inc. ("AFEI")           81%     83%    83%
    Chiquita Brands International, Inc.                     40%     43%    44%
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

   Income Taxes  American Financial Corporation ("AFC") and
   American Premier Underwriters, Inc. ("American Premier" or
   "APU") have each filed consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. AFG (parent) has been included in American Premier's consolidated return for 1996. At the close of business on December 31, 1996, AFG contributed 81% of the common stock of American Premier to AFC. Accordingly, AFC and American Premier will file a single consolidated return for 1997. Because holders of AFC Preferred Stock hold in excess of 20% of AFC's voting rights, AFG (parent) owns less than 80% of AFC, and therefore, will file a separate return.

   Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates.
   Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

                AMERICAN FINANCIAL GROUP, INC. 10-Q

   Benefit Plans AFG provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans. Contributions to benefit plans are charged against earnings in the year for which they are declared. Both AFC and American Premier had contributory employee savings plans and noncontributory Employee Stock Ownership Retirement Plans ("ESORP"). Under one of the savings plans, American Premier matched a specific portion of employee contributions. Under the ESORP plans, contributions were invested in securities of AFG and affiliates for the benefit of AFG employees. In 1997, these ESORP plans were combined into a new plan.

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

                                         Nine months ended September 30,
      Revenues                                    1997         1996
      Property and casualty insurance:
       Premiums earned:
         Nonstandard automobile             $  898,390   $  900,989
         Specialty lines                       778,447      742,075
         Commercial and personal lines         425,140      519,112
         Other lines                                24          458
                                             2,102,001    2,162,634
       Investment and other income             340,608      423,294
                                             2,442,609    2,585,928
      Annuities and life (*)                   466,046      437,763
      Other                                     41,426      180,996
                                             2,950,081    3,204,687
      Equity in net earnings of investee
        corporations                            18,094       22,505

                                            $2,968,175   $3,227,192

      (*) Represents primarily investment income.

C. Investment in Investee Corporations Investment in investee corporations reflects primarily AFG's 40% ownership (24 million shares; carrying value of $214.1 million at September 30, 1997) of Chiquita common stock. The market value of AFG's investment in Chiquita was $387 million and $306 million at September 30, 1997 and December 31, 1996, respectively. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

   Summarized financial information for Chiquita follows (in millions):

                                               Nine months ended September 30,
                                                           1997          1996
     Net Sales                                           $1,834        $1,880
     Operating Income                                       134           149
     Income before Extraordinary Item                        56            60
     Extraordinary Loss from Debt Refinancings               -            (23)
     Net Income                                              56            37

   In September 1996, AFG sold its investment in Citicasters to Jacor Communications for approximately $220 million in cash plus warrants to purchase Jacor common stock. AFG realized a pretax gain of approximately $169 million, before minority interest of $6.5 million, on the sale.

                AMERICAN FINANCIAL GROUP, INC. 10-Q

D. Long-Term Debt The carrying value of long-term debt consisted of the following (in thousands):
                                                   September 30,  December 31,
                                                           1997          1996
    Holding Companies:
     9-3/4% AFC Debentures due April 2004              $ 80,446      $164,368
     9-3/4% APU Subordinated Notes due August 1999       92,299        93,604
     10-5/8% APU Subordinated Notes due April 2000       44,676        54,595
     10-7/8% APU Subordinated Notes due May 2011         18,158        18,496
     Other                                                8,140         8,441
                                                       $243,719      $339,504
    Subsidiaries:
     AAG notes payable under bank lines due
       September 1998 and 1999                         $ 56,000      $ 44,700
     9-1/2% AAG Senior Notes due August 2001               -           40,845
     11-1/8% AAG Senior Subordinated Notes
       due February 2003                                 24,080        24,080
     Notes payable secured by real estate                52,120        52,543
     Other                                               14,934        16,247
                                                       $147,134      $178,415

   In a September 1997 tender offer, AFC retired $82.8 million of its 9-3/4% Debentures for $90.6 million in cash. In addition, during the first nine months of 1997, American Premier repurchased $10.1 million of its Notes for $11.1 million in cash and AAG redeemed all of its outstanding 9-1/2% Senior Notes for $42.5 million in cash.

   At September 30, 1997, sinking fund and other scheduled principal payments on debt for the balance of 1997 and the subsequent five years were as follows (in thousands):

                    Holding
                  Companies   Subsidiaries         Total
      1997          $ 5,282        $   670      $  5,952
      1998             -            18,841        18,841
      1999           90,903         42,433       133,336
      2000           42,967          8,746        51,713
      2001             -             1,453         1,453
      2002             -             1,458         1,458

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

   AFC Preferred Stock Outstanding shares of AFC voting preferred stock consisted of the following (see Note J - "Subsequent Event"):

      Series F, $1 par value; $20.00 liquidating value per share; annual dividends per share $1.80; nonredeemable; 11,900,725 shares (stated value $145.4 million) outstanding at September 30, 1997 and December 31, 1996.

      Series G, $1 par value; annual dividends per share $1.05; redeemable at $10.50 per share; 1,964,158 shares (stated value $17.4 million) outstanding at September 30, 1997 and December 31, 1996.

F. Capital Stock At September 30, 1997, there were 58,974,057 shares of AFG Common Stock outstanding, including 1,369,635 shares held by American Premier for distribution to certain creditors and other claimants pursuant to a plan of reorganization relating to American Premier's predecessor. AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

   At September 30, 1997, there were 5.3 million shares of AFG Common Stock reserved for issuance upon exercise of stock options. As of that date, AFG had options for 3.9 million shares outstanding. Options become exercisable at the rate of 20% per year commencing one year after grant; those granted to non-employee directors of AFG are generally fully exercisable upon grant. All options expire ten years after the date of grant.

   A progression of AFG's Shareholders' Equity is as follows (dollars in thousands) (see Note J - "Subsequent Event"):

                                                             Common Stock
                                                  Common      and Capital     Retained
                                                  Shares          Surplus     Earnings     Unrealized
    Balance at December 31, 1996              61,071,626         $806,721     $559,716       $188,000

     Net earnings                                   -                -         151,013           -
     Change in unrealized                           -                -            -           130,200
     Dividends on Common Stock                      -                -         (44,844)          -
     Shares issued:
      Exercise of stock options                  131,994            2,849         -              -
      Dividend reinvestment plan                   6,651              257         -              -
      Employee stock purchase plan                50,065            1,942         -              -
      Portion of bonuses paid in stock            40,500            1,521         -              -
      Directors fees paid in stock                 1,164               45         -              -
     Shares repurchased                       (2,327,943)         (30,774)     (53,452)          -
     Capital transactions of subsidiaries           -              (1,470)        -              -
     Change in foreign currency translation         -                (449)        -              -

     Balance at September 30, 1997            58,974,057         $780,642     $612,433       $318,200

                AMERICAN FINANCIAL GROUP, INC. 10-Q

G. Extraordinary Items Extraordinary items represent AFG's proportionate share of gains and losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                   Nine months ended
                                     September 30,
     Subsidiaries:                   1997       1996
       AFC (parent)               ($5,357)  ($ 9,605)
       APU (parent)                  (444)      (566)
       AAG                         (1,250)    (7,159)
       Other                         -            57
     Investee:
       Chiquita                      -        (8,639)
                                  ($7,051)  ($25,912)

H. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFG's Statement of Cash Flows consisted of the following (in thousands):
                                   Held to   Available
     1997                         Maturity    For Sale         Total
     Purchases                    $  4,118  $1,812,791    $1,816,909
     Maturities and redemptions    268,432     266,746       535,178
     Sales                            -        935,942       935,942

     1996
     Purchases                    $176,177  $1,346,497    $1,522,674
     Maturities and redemptions    230,746     224,569       455,315
     Sales                           9,310     578,367       587,677

    Securities classified as "held to maturity" having an amortized cost of $9.5 million were sold in 1996 due to significant deterioration in the issuers' creditworthiness.

I. Commitments and Contingencies There have been no significant changes to the matters discussed and referred to in Note M "Commitments and Contingencies" in AFG's Annual Report on Form 10-K for 1996.

J.  Subsequent Events

    Sale of Millennium Dynamics On October 22, 1997, AFG announced that it has agreed to sell the assets of its software solutions and consulting services subsidiary, Millennium Dynamics, Inc., to a subsidiary of Peritus Software Services, Inc. AFG is to receive $30 million in cash and 2,175,000 shares of Peritus common stock on the sale which is expected to close in the fourth quarter of 1997. AFG estimates that its basis in the subsidiary plus fees and expenses related to the sale will be approximately $15 million to $20 million.

    Merger Transactions Involving AFC and AFEI In July 1997, AFG announced that it has entered into agreements with two of its subsidiaries, AFC and AFEI, to reduce its corporate expenses and improve its corporate capital structure.

    AFG has proposed a merger transaction, as amended in October 1997, whereby holders of AFC's Series F preferred would receive consideration of the greater of $23.75 per share or a Fixed Spread Price which will be measured at the time of the closing of the transaction. Also, accrued dividends on Series F preferred stock will be paid from November 1, 1997 to the closing date. Holders of AFC's Series G preferred would receive consideration of $10.50 per share plus accrued dividends. Consideration would be payable, at the holder's election, in shares of a new issue of AFC preferred stock, in

                AMERICAN FINANCIAL GROUP, INC. 10-Q
   cash, or a combination of the two. It is a condition to the merger that there be approximately $70.4 million in liquidation value of new preferred stock issued, representing at least 20% of AFC's total voting power. The new preferred would be redeemable at AFC's option after the eighth anniversary of its issuance, have a liquidation value of $25.00 per share and pay an 8% dividend of $2.00 per share per year on a semi-annual basis.

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

   In conjunction with the AFEI merger, AFG shareholders will be asked to approve an AFG plan of reorganization that provides that a new holding company be formed which would be the ultimate parent entity of AFG and all of its subsidiaries, and which would be the issuer of the new AFG stock in exchange for AFEI common stock. No material change in AFG's financial statements or in the rights of its security holders would occur as a result of such a reorganization.

   These transactions are subject to the receipt of all required shareholder, stock exchange listing and regulatory approvals. Shareholder meetings for the companies involved in these transactions are scheduled for December 2, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios AFG's debt to total capital ratio at the parent holding company level was approximately 11% at September 30, 1997 and 15% at December 31, 1996. AFG's ratio of earnings to fixed charges on a total enterprise basis was 3.45 for the first nine months of 1997 and 4.22 for the entire year of 1996.

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

Bank credit lines at several subsidiary holding companies provide ample liquidity and can be used to obtain funds for the operating subsidiaries or, if necessary, for the parent companies, AFC, American Premier and ultimately AFG. Agreements with the banks generally run for three to seven years and are renewed before maturity. While it is highly unlikely that all such amounts would ever be borrowed at one time, a maximum of $510 million is available under these bank facilities, $56 million of which was borrowed at September 30, 1997.

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

In February 1997, AFG filed a shelf registration statement for the future issuance of up to an aggregate of $500 million in common stock, debt or trust securities, with no more than $200 million of any one security being issued. The filing provides AFG with greater flexibility to access the capital markets from time to time as market and other conditions permit. At the date of this filing, AFG is considering issuing up to $150 million in Senior Debentures under this registration in November 1997.

The cash to be utilized for the proposed merger transactions involving AFC and AFEI is expected to come from internally generated funds, existing credit lines and the above mentioned sale of Senior Debentures (see Note J).

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

Investments Approximately 93% of the bonds and redeemable preferred stocks held by AFG were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at September 30, 1997. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFG's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

RESULTS OF OPERATIONS

General Pretax earnings before extraordinary items for the three months ended September 30, 1997 were $57.5 million compared to $150.8 million for the third quarter of 1996. Results for 1996 include (i) $166 million in pretax gains (net of minority interest) primarily on the sale of Citicasters, (ii) a charge of $80 million resulting from an increase in insurance reserves relating to asbestos and other environmental matters ("A&E") and (iii) losses of about $30 million from Hurricane Fran.
Excluding realized gains and the unusual 1996 items, pretax earnings before extraordinary items were approximately $30 million and $95 million for the third quarter of 1997 and 1996, respectively. This decrease is attributable to a deterioration in underwriting profit in the property and casualty operations due primarily to increasing claims severity in the California workers' compensation business, several unusually large commercial lines casualty losses, increased investee losses, and a nonrecurring charge associated with an arbitration settlement.

Pretax earnings before extraordinary items were $254.5 million for the first nine months of 1997 compared to $355.6 million for the first nine months of 1996. Excluding realized gains (net of minority interest), the A&E charge and the effect of Hurricane Fran, pretax earnings before extraordinary items were approximately $220 million and $240 million for the first nine months of 1997 and 1996, respectively. This decrease was due primarily to third quarter results which more than offset improved earnings in the first six months of 1997.

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

Net written premiums and combined ratios for AFG's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                Three months ended        Nine months ended
                                   September 30,            September 30,
                                  1997        1996          1997       1996
  Net Written Premiums (GAAP)
    NSA Group                   $299.1      $277.2      $  957.0   $  868.8
    Specialty Operations         304.8       270.5         826.8      755.6
    Commercial and Personal
      Operations                 136.4       160.7         367.0      488.9
    Other Lines                     -           -             -          .3
                                $740.3      $708.4      $2,150.8   $2,113.6

  Combined Ratios (GAAP)
    NSA Group                     97.3%       98.2%         97.2%     100.3%
    Specialty Operations         101.5        69.2          94.5       85.0
    Commercial and Personal
      Operations                 111.7       126.7         105.8      111.2
    Aggregate (including A&E
      and other lines)           102.0       111.8          99.8      104.2

Operating results for the third quarter and first nine months of 1996 were adversely impacted by two unusual items: (i) approximately $30 million in losses due to Hurricane Fran and (ii) increases in A&E reserves (exposures for which AFG has been held liable under general liability policies written years ago). A standard insurance measure used in analyzing the adequacy of A&E reserves is the "survival ratio" (reserves divided by three-year average annual paid losses). Due in part to the greater uncertainties inherent in estimating A&E claims, management evaluates its survival ratio in relation to those published for the industry. Based primarily on industry survival ratios published in mid-1996, AFG increased A&E reserves of its discontinued insurance lines by $120 million by recording a third quarter, non-cash, pretax charge of $80 million and reallocating $40 million, or approximately 2%, of reserves from its Specialty Operations. Reserves for unpaid losses and loss adjustment expenses of the Specialty Lines were approximately $2.1 billion at September 30, 1997 and December 31, 1996. A&E reserves at September 30, 1997, were approximately $348 million, an amount equal to approximately 10 times the preceding three years' average claim payments.

 NSA Group Net written premiums for the NSA Group increased 8% during the third quarter and 10% during the first nine months of 1997 from the comparable 1996 periods due primarily to volume increases in California resulting from enactment of legislation which requires drivers to provide proof of insurance in order to obtain a valid permit. The improvement in the combined ratio reflects rate increases in various states over the last couple of years.

                AMERICAN FINANCIAL GROUP, INC. 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


 Specialty Operations Net written premiums for the specialty operations increased 13% during the third quarter and 9% during the first nine months of 1997 from the comparable 1996 periods due primarily to premiums recorded by a newly acquired aviation division and the return of premiums related to the withdrawal from a voluntary pool in 1996. Underwriting results for the third quarter and first nine months of 1997 declined due primarily to (i) the reallocation of $40 million in reserves to A&E reserves (a combined ratio impact of 15.0 points and 5.4 points for the third quarter and first nine months of 1996, respectively), (ii) 1996 reductions in reserves for business written primarily prior to 1995 in response to fundamental changes in the California workers' compensation market and actuarial evaluations, and (iii) increased losses during the third quarter of 1997 relating to deteriorating underwriting margins in California workers' compensation business written in 1996 and 1997.

 Commercial and Personal Operations Net written premiums for the commercial and personal operations decreased 15% during the third quarter and 25% during the first nine months of 1997 from the comparable 1996 periods due primarily to a reinsurance agreement, effective January 1, 1997, under which 80% of all AFG's homeowners' business will be reinsured, and reduced writings of personal automobile coverages in certain states. Excluding the impact of the reinsurance agreement, premiums decreased 6% and 9%, respectively. Underwriting results for 1997 were impacted by several current year commercial casualty losses as well as adverse development in certain prior year claims. Underwriting results for 1996 included losses attributable to Hurricane Fran and other weather-related losses.

Investment Income Investment income increased approximately 3% in the third quarter and the first nine months of 1997 compared to 1996 due primarily to an increase in the average amount of investments held.

Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

Investee Corporations Equity in net earnings of investee corporations in 1997 represents AFG's proportionate share of Chiquita's earnings. Chiquita reported net earnings (losses) before extraordinary item for the third quarter and first nine months of 1997 of ($28 million) and $56.4 million, respectively, and ($7.6 million) and $59.7 million for the comparable 1996 periods. Chiquita's results for 1997 have been adversely affected by (i) a stronger dollar, mitigated in part by the company's foreign currency hedging program and (ii) increased banana production costs arising from weather-related effects on current productivity. Chiquita's results for 1996 include first quarter writedowns and costs of $12 million resulting from flood damage in Costa Rica. Included in earnings from investees in 1996 were earnings of $1.5 million attributable to AFG's investment in Citicasters which was sold in September 1996.

Gain on Sale of Investee Corporation The gain on sale of investee corporation for the third quarter and first nine months of 1996 represent pretax gains, before minority interest, on the sale of Citicasters common stock.

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

                AMERICAN FINANCIAL GROUP, INC. 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


Other Income Other income decreased $9.7 million (26%) in the third quarter of 1997 and $22.8 million (22%) in the first nine months of 1997 compared to 1996 due primarily to the sale of a subsidiary in the first quarter of 1997.

Annuity Benefits Annuity benefits reflect interest credited to annuity policyholders' funds accumulated. The majority of AAG's fixed rate annuity products permit AAG to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread without a substantial effect on persistency. Annuity benefits increased 5% in the third quarter and 3% in the first nine months of 1997 due primarily to an increase in average annuity benefits accumulated.

Interest on Borrowed Money  Interest expense decreased $5 million
(28%) during the third quarter and $20.8 million (34%) during the first nine months of 1997 from the comparable 1996 periods. The decrease reflects significant debt reductions in 1996.

Minority Interest Expense Minority interest expense decreased $230,000 during the third quarter of 1997 compared to 1996. Reductions of AFC preferred dividends and the absence of the $6.5 million in minority interest recorded from the sale of Citicasters common stock in the third quarter of 1996 offset increases in the charge for distribution requirements on trust preferred securities. Excluding the Citicasters gain, minority interest expense increased $16 million (52%) during the first nine months of 1997 from the comparable 1996 period due primarily to distribution requirements on trust preferred securities.

Other Operating and General Expenses Other operating and general expenses increased $8.8 million (11%) during the third quarter of 1997 compared to 1996. Decreases in other operating and general expenses resulting from the sale of a subsidiary in 1997 were more than offset by additional expenses recorded including a nonrecurring charge of $5.5 million relating to an arbitration settlement and a $4 million charge related to the estimated costs of relocating operations of a subsidiary to Cincinnati. Other operating and general expenses decreased $5.5 million (2%) during the first nine months of 1997.

New Accounting Standards to be Implemented  During 1997, the
Financial Accounting Standards Board issued the following Statement of Financial Accounting Standards ("SFAS"); the implementation of these standards will not have a significant effect on AFG's financial position or results of operations.

  SFAS #      Subject of Standard      Period to be Implemented
   128        Earnings per Share        4th quarter of 1997
   129        Capital Structure         4th quarter of 1997
   130        Comprehensive Income      1st quarter of 1998
   131        Segment Information       4th quarter of 1998

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

       27 Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.

(b) Reports on Form 8-K:

      Date of Report     Item Reported

      July 14, 1997      Execution of merger agreements involving two
                         subsidiaries (AFC and AFEI) and AFG's
                         Reorganization.









                             Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                American Financial Group, Inc.



November 13, 1997               BY:Fred J. Runk
                                   Fred J. Runk
                                   Senior Vice President and Treasurer

                AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

                 EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
                     (In Thousands, Except Per Share Data)

                                                Three months ended     Nine months ended
                                                   September 30,         September 30,
                                                   1997       1996        1997       1996
Net earnings before extraordinary items
  available to common shareholders              $33,667   $121,576    $158,064   $261,117

Extraordinary items                              (6,973)    (8,411)     (7,051)   (25,912)

Net earnings available to common shareholders   $26,694   $113,165    $151,013   $235,205


Computation of primary earnings per
  common share

Shares used in calculation of per share data:
  Weighted average common shares outstanding     58,939     60,954      59,747     60,722
  Dilutive effect of assumed exercise of
    certain stock options                         1,415        481       1,117        570
  Dilutive effect of assumed conversion of
    certain preferred shares                       -          -           -            44

  Weighted average common shares used to
    calculate primary earnings per share         60,354     61,435      60,864     61,336

Primary earnings per common share                  (*)        (*)         (*)        (*)

Computation of fully diluted earnings per common share

Shares used in calculation of per share data:
  Weighted average common shares outstanding     58,939     60,954      59,747     60,722
  Dilutive effect of assumed exercise of
    certain stock options                         1,415        548       1,413        610
  Dilutive effect of assumed conversion of
    certain preferred shares                       -          -           -            45

  Weighted average common shares used to
    calculate fully diluted earnings per share   60,354     61,502      61,160     61,377

Fully diluted earnings per common share            (*)        (*)         (*)        (*)

Reported earnings per share based on
 weighted average common shares outstanding
Before extraordinary items                         $.57      $2.00       $2.65      $4.30
Extraordinary items                                (.12)      (.14)       (.12)      (.43)

Net earnings                                       $.45      $1.86       $2.53      $3.87

(*) Dilution less than 3%